Form 10-K
period 2020-12-31
Shoals Technologies Group, Inc.
filed 2021-03-16
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-39942

Shoals Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		85-3774438
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1400 Shoals Way	Portland	Tennessee	37148
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code)	(505)	881-7567

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 Par Value	SHLS	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
i

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant was not a public company as of the last date of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting common equity held by non-affiliates as of such date.

As of March 12, 2021, the registrant had 93,539,692 shares of Class A common stock and 73,066,607 shares of Class B common stock issued and outstanding.

ii

iii

PART I

Item 1. Business

Shoals Technologies Group, Inc. is a Delaware corporation with Class A common stock that trades on the Nasdaq Global Market under the symbol “SHLS”. Unless the context otherwise requires, references to "we," "us," "our," “Shoals,” the “Corporation,” the "Company" and other similar references refer to Shoals Technologies Group, Inc. and, unless otherwise stated, all of its subsidiaries, including Shoals Parent LLC (“Shoals Parent”). Unless the context otherwise requires, references to “Founder” refer to Dean Solon, our founder, references to “Oaktree” refer to Oaktree Power Opportunities Fund IV (Delaware) Holdings, L.P., a Delaware limited partnership, and its affiliates, and references to “Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests (as defined below) and/or our Class B common stock immediately following consummation of the Organizational Transactions (as defined below), including our Founder and certain executive officers, employees and their respective permitted transferees who may, following the consummation of this offering, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for cash or newly issued shares of our Class A common stock as described in “Certain Relationships And Related Transactions, and Director Independence—Shoals Parent Agreement.” “Continuing Equity Owners” does not include Oaktree.

Initial Public Offering and Organizational Transactions
On January 29, 2021, we closed an initial public offering (“IPO”) of 11,550,000 shares of our Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' exercise of their over-allotment option. We received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 newly-issued membership interests in Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the initial public offering price of our Class A common stock, less the underwriting discounts and commissions. In addition, Oaktree, as selling stockholder, sold 77,000,000 shares of our Class A common stock in the IPO at a public offering price of $25.00 per share, including shares sold pursuant to the underwriters' exercise of their over-allotment option.

Organizational Transactions
Shoals is a holding company with no direct operations and our principal asset is the equity interest in Shoals Parent. In connection with the IPO, the Corporation and Shoals Parent completed a series of transactions (the "Organizational Transactions") including the following:
•the limited liability company agreement of Shoals Parent was amended and restated to, among other things, (i) provide for a new single class of common membership interests or the LLC Interest in Shoals Parent, (ii) exchange all of the then existing membership interests of the holders of Shoals Parent membership interests for LLC Interest and (iii) appoint the Corporation as the sole managing member of Shoals Parent;
•the Corporation's certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 78,300,817 shares of Class B common stock to the continuing Equity Owners on a one-to-one basis with the number of LLC Interest they own;
•the merger of Shoals Investment CTB LLC (the “Blocker”), Oaktree’s wholly owned subsidiary, by means of one or more mergers (the "Blocker Merger”) with Shoals Technologies Group, Inc., for which we issued to Oaktree 81,977,751 shares of Class A common stock as consideration in the Blocker Merger.

Following the completion of the Organizational Transactions and the IPO, the Corporation owns 56.14% of Shoals Parent. The Continuing Equity Owners own the remaining 43.86% of Shoals Parent.

See Note 4 to the consolidated financial statements of Shoals, included in this Annual Report on Form 10-K beginning on page F-1 for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO.

Overview
Shoals is a leading provider of electrical balance of system or “EBOS” solutions for solar energy projects in the United States. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we believe customers prioritize reliability and safety over price when selecting EBOS solutions.

EBOS components that we produce include cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures and splice boxes. We derive the majority of our revenue from selling “system solutions” which are complete EBOS systems that include several of our products, many of which are customized for the customer’s project. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering that would otherwise be challenging for a customer to obtain from a single provider or at all.

Our company was founded to provide innovative EBOS solutions that reduce installation costs and improve reliability and safety. We were the first company in our industry to successfully commercialize “plug-n-play” EBOS systems that use simple push connectors rather than the wire “crimps” used in conventional systems. Using push connectors allows our system to be installed by general labor rather than electricians. Our core plug-n-play product is the “Big Lead Assembly” or “BLA.” The BLA combines the functionality of cable assemblies, combiner boxes and fusing into one product that does not require licensed electricians to install. We believe our BLA costs less to install and is more reliable than any other solar EBOS system commercially available today.

We sell our products principally to engineering, procurement and construction firms (“EPCs”) that build solar energy projects. However, the decision to use our products typically involves input from both the EPC and the owner of the solar energy project, given the mission-critical nature of EBOS. The custom nature of our system solutions and the long development cycle for solar energy projects typically gives us 12 months or more of lead time to quote, engineer, produce and ship each order we receive, and we do not stock large amounts of finished goods.

We derived approximately 66% of our revenue from the sale of system solutions for the year ended December 31, 2020. For the year ended December 31, 2020, we derived 99% and 1% of our revenue from customers in the U.S. and the rest of the world, respectively.

Solar EBOS
The major components of a ground-mounted solar energy project are solar panels, inverters, the mounting system and EBOS. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. Major EBOS components include cable and wire, combiner boxes, wire management solutions and monitoring systems. We believe our current product offerings address approximately 36% of the total spending on EBOS based on a typical project constructed in 2020.

EBOS components represent only 6% of the total cost of a solar energy project based on a typical project constructed in 2020, but the cost of the labor to install them can be equal to, or even greater than, the cost of the components themselves. As a result of the high ratio of installation costs to product costs, many EPCs prefer EBOS products that can be installed faster using general labor over products that are time consuming to install and require licensed electricians to install them even when they are more expensive.

Demand for EBOS is driven primarily by installations of new ground-mounted solar energy projects. Historically, we have derived the majority of our revenue from the sale of EBOS products used in U.S. solar energy projects.

Our Proprietary EBOS System
Most solar energy projects use a wiring architecture known as “homerun.” Conventional homerun EBOS systems have two distinguishing characteristics: every string of solar panels in the project is connected to a combiner box with individual positive and negative “wire runs,” and connections between wires are made using a process called “crimping.” The combiner box functions as a central point to “combine” the individual wire runs into a single feeder cable and contains fuses to protect each circuit. Making each wire run from the strings to the combiner boxes is a laborious process. Each wire run must be measured, laid out and fished though conduits that are buried in trenches across the project site. Because each string is individually connected to a combiner box, the same distances are covered with multiple wire runs. Making the crimped connections between wires and interconnecting them in the combiner box is a complex, error prone process that requires special tools. Each wire must be cut and have a precise amount of insulation removed; the bare end must be inserted the correct depth into a terminal; and special tools must be used to deform metal sleeves and torque lock nuts to ensure an environmental seal. The entire installation must be performed by licensed electricians with special training and any mistake in the process can result in a catastrophic system failure.

We invented an alternative to homerun architecture which we refer to as “combine-as-you-go.” Rather than making individual wire runs from each string to combiner boxes, combine-as-you-go architecture connects multiple strings within each row using specialized wire harnesses with integrated fuses that we refer to as “interconnect harnesses.” The interconnect harnesses are then connected to a proprietary above ground feeder cable that we refer to as the BLA. The BLA is our core combine-as-you-go product. The direct connection between the interconnect harness and the BLA and the integration of fuses into the interconnect harness dramatically reduce the number of wire runs required compared to a conventional homerun system and eliminate the need for combiner boxes. We believe our combine-as-you-go architecture using interconnect harnesses and BLA has several advantages when compared to conventional homerun EBOS, including:

•Installing above ground. Wiring for conventional homerun systems is typically run through conduits that are buried in trenches. Trenching is costly and time consuming. Making repairs to buried wire can also be challenging and expensive, as well as run the risk of unintentionally damaging other buried wire that did not need to be repaired. Our BLA is hung from the mounting system used for the solar panels, enabling above ground installation. Above-ground installation is less costly and far faster than burying wire in conduits. Future maintenance is also significantly easier and less costly because our BLA is easily accessible if repairs are required.
•Being installable by general labor rather than requiring electricians. Conventional homerun systems use crimps and other specialized procedures to connect wires and install combiner boxes that must be performed by licensed electricians. Because our interconnect harness and BLA use simple push connectors and don’t require combiner boxes, licensed electricians are not needed to install the system. According to the U.S. Bureau of Labor Statistics, the average hourly wage for licensed electricians in 2019 was 29% higher than the average hourly wage for solar PV installers, which contributes to a lower cost to install a combine-as-you go system when compared to a conventional homerun system.
•Reducing the number of wire runs. We believe using our interconnect harness and BLA reduces the number of string and inverter wire runs required for a typical utility-scale solar energy project by approximately 67% and 95%, respectively, when compared to a conventional homerun system. Reducing the number of wire runs speeds installation, lowers material and shipping costs, reduces the number of potential failure points and is beneficial to the environment because less copper, aluminum and plastics are consumed.
•Eliminating combiner boxes. Conventional homerun systems require combiner boxes to interconnect the wire runs from each string into a feeder cable and house fuses that protect each circuit. Because our BLA is connected directly to strings and our interconnect harness has inline fuses, no combiner boxes are required for our system. Eliminating combiner boxes speeds installation, lowers material and shipping costs, reduces the number of potential failure points and is beneficial to the environment because less copper, aluminum and plastics are consumed.
•Requiring fewer connections. We believe using our interconnect harness and BLA reduces the number of connection points in a typical utility-scale solar energy project by approximately 83% when compared to a conventional homerun system. Requiring fewer connections reduces the number of labor hours required to install the system as well as the number of potential failure points.
•Having greater reliability and lower maintenance costs. Connection points are often the source of failure in EBOS systems and must be inspected regularly. A solar energy project that uses our interconnect harness and BLA will have significantly fewer connections and, as a result, fewer failure points to inspect and maintain than the same project would using a conventional homerun system. We believe fewer potential failure points contributes to higher reliability and lower maintenance costs for solar energy projects that use our combine-as-you-go system when compared to a conventional homerun system.
•Enabling more energy generation. We believe the design of our interconnect harness and BLA reduces electrical resistance by approximately 43% when compared to a conventional homerun system. Lower resistance reduces energy loss to waste heat dissipation, which we believe results in greater energy generation from solar projects that use our combine-as-you-go system when compared to a conventional homerun system.

Together, we believe these advantages result in lower installation costs and lower material costs for our combine-as-you-go systems when compared to conventional homerun systems.

U.S. Solar Market
Solar is the fastest growing form of electricity generation in the U.S. according to the U.S. Energy Information Administration. We believe key drivers supporting continued growth in U.S. solar generation include:
•Increasing economic competitiveness of solar energy with fossil generation as measured by the Levelized Cost of Energy (“LCOE”). LCOE represents the average cost per unit of electricity of building, financing, operating and maintaining a power plant over its operating life. The U.S. Energy Information Administration estimates that the LCOE for new solar generation capacity entering service in 2023 is $30.63 per megawatt hour without federal tax incentives and $23.92 per megawatt hour with federal tax incentives, which is lower than the cost of building new power plants that burn natural gas or coal and lower than the cost of operating existing fossil fuel generation in certain instances.

Furthermore, improvements in system performance and efficiency are contributing to continued declines in LCOE, making utility-scale solar competitive even without incentives or subsidies and apart from environmental considerations.
•Expanding state regulations requiring that an increasing proportion of the energy sold in the state come from renewable sources. According to the National Conference of State Legislatures, as of December 31, 2020, 30 U.S. states, three territories and the District of Columbia had adopted Renewable Portfolio Standards (“RPSs”), which mandate that a certain percentage of electricity sold in the jurisdiction by a certain date must come from renewable energy resources. An increasing number of these states and the District of Columbia have passed legislation, regulations or administrative or executive orders targeting 100% renewable or clean energy by 2050 or earlier. We believe that utilities and independent power producers will build a growing number of solar energy projects to meet these targets.
•Growing corporate and investor support for decarbonization of energy. 245 companies in the S&P 500 had publicly disclosed emissions reduction targets as of October 2019, over 290 major companies had pledged to source 100% of their energy from renewables as part of the international RE100 initiative as of March 2021, and 53 companies had made the Amazon Climate Pledge as of March 2021, which calls on its signatories to be net-zero carbon across their businesses by 2040. In September 2020, Climate Action 100+, an investor initiative that represents 545 global investors who collectively manage more than $52 trillion in assets, sent letters to certain boards and CEOs of large corporate emitters to urge them to commit to and set clear goals to pursue transition to net-zero emissions by 2050 or sooner. We believe that corporate and investor commitments to reduce the carbon intensity of their businesses and use renewable energy will result in increasing demand for solar energy projects.
•Accelerating deployment of utility-scale battery energy storage. By storing the energy generated from solar energy projects and making it available during non-daylight hours, or when weather conditions limit the amount of sunlight, battery storage makes solar energy a viable form of baseload generation. We believe that demand for solar energy projects to replace fossil fuel-fired baseload generation will increase as utility-scale battery storage decreases in cost and becomes more widely available. Additionally, solar energy projects with battery storage require more EBOS components than solar energy projects without battery storage.
•Decommissioning of fossil-fuel and nuclear generation. According to the U.S. Energy Information Administration,157 GW of generating capacity from coal, petroleum, natural gas and nuclear power plants is expected to be retired through 2030, representing 15% of the total U.S. utility-scale generation capacity as of year-end December 2020. We believe that a significant proportion of these plants will be replaced by solar energy projects because of their environmental benefits and competitive cost compared to fossil and other forms of generation. President Biden has set a goal of “zero-carbon” electricity by 2035 which we believe may lead to an acceleration of fossil-fueled generation retirements either through federal legislation or executive action, further increasing demand for new solar energy projects.
•Electrification of equipment and infrastructure that has historically been powered by fossil fuels. Aggressive electrification of energy end uses such as transportation, space heating and water heating are needed for the U.S. and the world to achieve ambitious greenhouse gas emission reduction goals, according to the Lawrence Berkeley National Laboratory. Federal, state and local governments have responded with a variety of measures to incentivize electrification, ranging from tax credits for electric vehicles to prohibitions on gas lines into new construction to banning gasoline-powered lawn tools. We believe that the substitution of electricity for fossil fuels in vehicles, appliances and residential and commercial building systems will significantly increase electricity consumption over time. Higher levels of electricity consumption will need to be met with new generation, which we believe will increasingly come from new solar energy projects.
Competition
Our EBOS system solutions and components are highly specialized products that are specific to the solar industry. The unique expertise required to design EBOS systems and components as well as customers’ reluctance to try unproven products has confined the number of firms that produce such EBOS products to a relatively small number. Our principal competitors include SolarBOS Inc., Bentek Corporation and ConnectPV, Inc. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support, as well as the ability to provide system solutions rather than individual components. We believe we are significantly larger as measured by revenue than our next largest competitor.

Our Competitive Strengths
We believe the following strengths of our business position us to capitalize on continued growth in the solar energy market, reinforce our leadership position in the EBOS market and distinguish us from our competitors:
•Leading market position in the U.S. solar industry. We believe that approximately half of the solar energy generation capacity installed in the U.S. during the year ended December 31, 2020 used at least one of our EBOS products based on our shipments and our estimate of the total capacity of solar energy projects installed during the period. We believe the widespread use of our products underscores their reliability, safety and installation cost advantages and reinforces our competitive position in the marketplace.
•Sell mission-critical products that are less sensitive to price competition. EBOS components are mission critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we believe customers prioritize reliability and safety over price when selecting EBOS suppliers.
•The cost of installing our product is more important than the cost of the product itself. The cost of installing EBOS products can be equal to, or even greater than, the cost of the products themselves. As a result, customers highly value and will pay a premium for products that can be installed at low cost without specialized labor. We believe delivering differentiated products that reduce our customers’ installation costs limits price pressure on our products and allows us to maintain strong profit margins.
•Rising wages and skilled labor shortages make our products more valuable. The cost of constructing a solar energy project has declined substantially over the past 10 years, primarily as a result of significant decreases in the prices of solar panels, inverters and mounting systems. Over the same time period, the cost of labor to install solar energy projects has increased significantly with the average wage rate for construction workers increasing 20% from 2010 to 2019 according to the U.S. Bureau of Labor Statistics. At the same time, the availability of specialized labor, including electricians, has decreased as more workers are retiring from than are entering the construction trades. We believe our products substantially reduce the number of man hours required, as well as make it possible for general rather than specialized labor, to install solar EBOS so as wages rise, the savings that our products create for our customers also increases. We believe that wage rates, particularly for specialized labor, will continue to increase and that availability of construction labor will continue to decrease which will make our products more valuable to our customers as they seek to continue to reduce the cost of solar energy and ensure they have sufficient labor to complete their projects.
•Focus on customized “system solutions” that require specialized engineering and technical support capabilities that are challenging for competitors to replicate. Our customers rely on us to design and specify their EBOS systems, and we derive the majority of our revenue from the sale of complete EBOS systems that are customized for particular solar energy projects. We believe that our systems engineering capabilities, combined with the custom nature of solar EBOS systems, creates a barrier to entry for competitors.
•Longstanding reputation for differentiated products that are unique in the solar industry. We believe that we have developed and commercialized most of the new EBOS products and installation methods adopted by the U.S. solar industry over the past five years, including plug-n-play wiring, interconnect harnesses and combine-as-you-go architecture for solar energy projects. We prioritize technological innovation within our company and we seek to develop new products that reduce the cost and improve the reliability and safety of renewable energy.
•Intellectual property and trade secrets portfolio. We maintain a portfolio of intellectual property including patents, non-disclosure agreements, commercial contracts, trade secrets and trademarks. Our granted U.S. patents cover features of our products with respect to unique approaches to wire connections, coatings and moldings of insulating covers, wiring topology and skidded solutions. They also cover means of measuring and communicating the performance and characteristics of groups of solar panels. Collectively, these features reduce field labor, improve the energy efficiency and increase the reliability of electrical connections, increase electricity output, and reduce the cost of wire and enclosures required to construct a solar energy project. One of our core U.S. patents relates to using multiple layers of insulating materials with different performance characteristics to insulate connections which enables the manufacture of plug-n-play solutions with push connectors that can survive 30 years in an outdoor environment. We believe our patent prevents our competitors from producing a safe and reliable plug-n-play solution with push connectors which is a prerequisite for the labor savings and other advantages that our EBOS systems deliver. In addition to our patents, we maintain a portfolio of trade secrets relating to, among other things, manufacturing processes, manufacturing equipment and installation methods. We also seek to protect our intellectual property through non-disclosure agreements and commercial contracts.
•Proprietary manufacturing process that drives high product reliability. Most electrical failures in solar energy projects occur because of a fault in the wiring. Faults typically occur when natural thermal expansion and contraction occurs at a point where two wires have been joined, loosening the insulation and allowing moisture into the joint. Faults can result in lost production, damage to the equipment, fire and injury or even death depending on their severity and whether people are onsite. We have developed a proprietary manufacturing process for our cable products that we believe is unique in our industry. Our process involves joining wire together using resistance welds and then sealing the joint with two separate layers of insulating material, which we refer to as “undermold/overmold.” We believe our process significantly reduces the risk of moisture infiltrating the connection and enables us to provide superior UV protection, strain relief, impact resistance and thermal stability over a wide range of environmental conditions.
•Direct beneficiary of the global energy transition. Nations are rapidly moving to decarbonize their economies in order to reduce air pollution and fight climate change. A key element of decarbonizing the global economy is transitioning electricity generation from fossil fuels to renewable energy. Solar energy has become one of the lowest cost, most reliable and most flexible forms of energy generation and is becoming a preferred option for electricity generation worldwide. As a leading provider of EBOS for solar energy projects, we benefit directly from the global transition to renewable energy through growing demand for our products.
•Panel, mounting system and rooftop/ground mount agnostic. All solar energy projects require EBOS, and our products are designed to work with ground-mounted and rooftop solar installations as well as all types of solar panels and mounting systems. As a result, we do not believe we are exposed to risk from changes in solar panel or mounting technology or shifts in market share between different manufacturers of solar panels or mounting systems. As long as there is demand for solar energy projects, we believe there will be demand for our products.
•Low-cost manufacturing with minimal capital investment required for future expansion. Our principal manufacturing facilities are located in Tennessee and Alabama, where average labor rates for factory workers are 8% lower than the U.S. average according to the U.S. Department of Labor. Our total capital expenditures from January 1, 2018 to December 31, 2020 were $6.4 million, representing only 1.5% of our revenue over the same time period. Our current production capacity for EBOS system solutions that utilize our combine-as-you-go architecture is significantly greater than our sales volume during the year ended December 31, 2020. We believe the scalability and low capital requirements of our business, cost-competitiveness of our workforce and investments we have already made to create ample capacity for growth are significant competitive advantages.
•U.S. operations that reduce the potential impact of trade tariffs. We are a U.S. company, and our principal operations and manufacturing facilities are in the U.S. We believe our status as a U.S. company with U.S. manufacturing reduces the potential impact of U.S. government tariffs placed on, or other U.S. government regulatory actions taken against, products manufactured in foreign countries.
•Adherence to ESG principles. We believe that our impact on the environment; how we manage our relationships with employees, suppliers, customers and the communities in which we operate; and the accountability of our leadership to our stockholders are critically important to our business. Our workforce is critical to our success and we are committed to fostering a culture of diversity and inclusion that makes our employees feel safe, empowered and engaged. We plan to report how we oversee and manage ESG factors material to our business under the sector-specific ESG standards recommended by the SASB, an organization which provides an ESG framework preferred by investors for ESG evaluation and which announced its collaboration with the GRI in July 2020. As part of our plan to provide ESG disclosures pursuant to SASB standards, we will evaluate aligning our internal sustainability goals with certain UN SDGs to begin forming commitments to contribute to UN SDGs.

Our Growth Strategy
Our mission is to deliver innovative products that reduce the cost and improve the reliability and safety of renewable energy. Key elements of our growth strategy include:
•Converting customers to our combine-as-you-go system. We are the inventor of combine-as-you-go architecture and the only commercial provider of plug-n-play combine-as-you-go products. We earn higher margins selling our combine-as-you-go products than we do selling our other products. In addition, we believe that four of the top 10 solar EPCs as reported by Solar Power World Magazine use our combine-as-you-go system on more than 75% of their projects, and we are currently in the process of transitioning an additional 10 EPCs and developers to our system. Our strategy is to continue to convert EPCs and other customers from competing homerun products to our combine-as-you-go system which will increase our revenue and profitability.
•Introducing new products for solar EBOS categories that we do not currently serve. We believe our products currently address approximately 36% of the total amount customers spend on EBOS components for solar energy projects. We are currently developing products for EBOS categories that we do not participate in today, including IV curve benchmarking systems, messenger cable, wire management solutions, AC combiner boxes and high capacity plug-n-play wire harnesses as well as the next generation of our BLA which we believe will enable additional installation cost savings for our customers. Together, we believe these products will expand our addressable market by approximately 75%. If we are successful in developing and commercializing these products, we believe they could generate significant additional revenue for us. Moreover, we believe that the profit margins of these new products could be greater than the profit margins on our existing products because we will not require significant additional selling expense to deliver them to the same customers we are currently serving with our existing products.
•Growing our international business. Excluding China, the international market (“International Market”) for ground-mounted solar energy projects was two times larger than the U.S. market in 2020. We believe that most of the International Market is still using conventional homerun architectures for solar energy projects and we are not aware of any EBOS solutions that are commercially available today in the International Market that offer the labor savings and high reliability of our interconnect harness and BLA. In combination, we believe that the large size of the International Market and lack of available products that are similar to ours creates a significant growth opportunity for us outside of the U.S. As a result, we have recently expanded our international sales team and are developing entry plans for several new markets outside of the U.S., including Spain, Germany, Italy, Portugal and the Middle East as well as expanding our existing presence in Australia. Together, we believe these markets have revenue potential nearly equivalent to our core U.S. market.
•Taking advantage of both new and retrofit battery energy storage to sell more EBOS products. We believe that solar energy projects with battery energy storage will spend approximately 55% more on EBOS components than solar energy projects without battery energy storage. Our strategy is to grow our revenue of solar EBOS products faster than the overall solar market by concentrating our sales efforts on new projects that include battery energy storage and existing projects that plan to retrofit battery energy storage because they will purchase more EBOS than projects without battery energy storage.
•Developing products for electric vehicle charging infrastructure. Investment in electric vehicle charging infrastructure is growing rapidly. Many of the operations involved in installing electric vehicle chargers are similar to those involved in installing solar energy projects and also require licensed electricians. Our strategy is to apply our experience developing products for solar EBOS that are simpler and less costly to install to developing products that can reduce the cost of installing EV charging infrastructure. We are currently in discussions with EPCs that install EV charging infrastructure regarding potential products and services that we could offer to help lower their costs, including supplying pre-fabricated “skids” that integrate the key components required for a commercial EV charging station with the objective of reducing the amount of labor required in the field. We expect to introduce offerings for this rapidly growing market in 2022.
•Pursuing “rip and replace” opportunities with existing capacity. Based on feedback from project owners, we believe that some conventional homerun EBOS products of our competitors installed in existing projects are failing prior to their expected life. Because of the high voltages involved and the potential for fire, EBOS failures pose significant safety risks. We believe that as an increasing number of project owners experience or become aware of EBOS failures they will seek to proactively replace components with known reliability issues. We have already sold products that were used to replace a competitor’s product that had failed and we expect to see additional “rip and replace” orders in the future. Our strategy is to leverage the greater reliability and lower maintenance costs of our products to pursue rip and replace opportunities with existing solar energy projects.

Products and Services
System Solutions
We refer to complete EBOS systems that use multiple components produced by us as “system solutions.” When we sell a system solution we work with our customers to design, specify and customize their

EBOS system to maximize reliability and energy production while minimizing cost. We also provide technical support during installation and the transition to operations and maintenance.

We design, manufacture and sell system solutions for the two types of wiring architectures used by the U.S. solar industry: homerun and combine-as-you-go.

Homerun EBOS. We have developed a proprietary EBOS solution for homerun architectures that we refer to as an “interconnect harness.” Rather than the traditional approach of running a separate wire from each string to a combiner box, our interconnect harness connects multiple strings together at each row using a single wire and simple push connector, rather than a wire crimp. Combining multiple strings together at each row reduces the number of wire runs that have to be made to combiner boxes as well as the number of connections that have to be made in each combiner box which reduces either the total number of combiner boxes or the size of combiner boxes required for the system. Using push connectors allows a large portion of the EBOS installation to be completed by laborers rather than requiring licensed electricians. Our homerun EBOS system solutions typically include our interconnect harness, combiners and jumpers. The majority of solar energy projects in operation today use conventional homerun architecture.

Combine-as-you-go EBOS. We invented “combine-as-you-go” architecture in 2014 and began offering combine-as-you-go products widely in 2017. Combine-as-you-go architecture connects all strings in a project to “trunk” wires that feed directly into disconnect boxes, which are connected to the inverter. With our interconnect harness, BLA combines the functionality of cable assemblies, combiner boxes and fusing all into one product that does not require a licensed electrician to install. A combine-as-you-go architecture using BLA has significant advantages over traditional homerun architectures, including using less material, requiring fewer man hours to install and having greater reliability and ease of maintenance. Our Combine-as-you-go EBOS system solutions typically include our interconnect harness, BLA and disconnects and, in some projects, transition enclosures and splice boxes.

We derived approximately 66% of our revenue for the year ended December 31, 2020 from the sale of system solutions.

Components
We design, manufacture and sell a variety of individual EBOS and other components used by the solar industry, including:

Combiners. Enclosures that interconnect wire runs from multiple solar panel strings together so that their current can be fed into a single large cable.

Plug-n-play branch connectors and inline fuses. Plug-n-play connectors for small commercial and rooftop solar applications in inline fuse, fuse-T, dual inline fuse, T-shaped, X-shaped, Y-shaped and U-shaped configurations.

AC disconnects. Specialized switches that allow the inverter to be isolated from the grid to enable repairs or in cases of emergency.

Recombiners. Enclosures that interconnect feeders from several combiner boxes into a smaller number of cables that run to the inverter.

Wireless monitoring. Specialized devices that monitor current, voltage, temperature, tracker rotation and other performance characteristics.

Junction boxes. Electromechanical interface that provides connection points to collect power from a solar panel.

We derived approximately 34% of our revenue for the year ended December 31, 2020 from the sale of components.

Sales and Marketing Strategy
Our sales and marketing strategy is to educate all participants involved in building, owning and maintaining a solar energy project on the merits of our products including their lower installation costs, greater reliability and lower maintenance costs compared with competing products. With the objective of making our innovative EBOS solutions the preferred system globally, we educate customers and influencers through a combination of direct marketing, independent third-party studies, training seminars, and participating in industry conferences and events.

Our Customers
We sell our products principally to EPCs that build solar energy projects. The decision to use our products typically involves input from both the EPC and the owner of the solar energy project given the mission critical nature and high consequence of failure of EBOS. EPCs typically construct multiple projects for several different owners.

For the year ended December 31, 2020, our two largest customers represented approximately 40% of our revenue and were the only customers constituting greater than 10% of total revenue.

Manufacturing
We have developed a proprietary manufacturing process for our EBOS products that we believe is unique in our industry. Our process uses specialized manufacturing equipment that we have developed and involves joining wire together using resistance welds and then sealing the joint with two separate layers of insulating material, which we refer to as “undermold/overmold.” Resistance welding produces significantly stronger bonds than competing techniques used by our competitors. Specifying complementary materials for the undermold and overmold significantly reduces the risk of moisture infiltrating the connection and enables us to provide superior UV protection, strain relief, impact resistance, and thermal stability over a wide range of environmental conditions. Together, we believe these techniques substantially reduce the risk that our cable develops a fault over its lifetime.

While highly specialized and flexible, our manufacturing equipment is not costly, and we do not require significant capital expenditures to maintain or increase our manufacturing capacity. Our total capital expenditures from January 1, 2018 to December 31, 2020 were $6.4 million, representing only 1.5% of our revenue over the same time period. Our current capacity for EBOS system solutions that utilize our combine-as-you-go architecture is significantly greater than our sales volume during the year ended December 31, 2020. Our Muscle Shoals, Alabama facility is ISO 9001 certified.

Our principal manufacturing facilities are located in Tennessee and Alabama, where average wage rates for factory workers are lower than the national average, allowing us to keep our manufacturing costs competitive.

Research and Development

We continually devote resources to R&D, with the objective of developing innovative new products that reduce the cost and improve the reliability and safety of renewable energy. We believe that we have developed and commercialized most of the new EBOS products and installation methods adopted by the U.S. solar industry over the past five years, including plug-n-play wiring, interconnect harnesses and combine-as-you-go architecture for solar energy projects.

Our development strategy is to identify features that bring value to our customers and differentiate us from our competitors. We measure the effectiveness of our R&D using a number of metrics, beginning with a market requirements definition, which includes a program budget, financial payback, resource requirements, and time required to launch the new product, system, or service into the market. We employ a stringent engineering phase gate review process that ensures all R&D programs are meeting their stated objectives from inception to deployment.

We have a strong R&D team with significant experience in solar energy as well as expertise in electrical engineering, systems/control engineering and power electronics. As needed, we collaborate with academia, national laboratories, and consultants to further enhance our capabilities and confirm results independently.

Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S., confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of March 2, 2021, we had 24 U.S. trademark registrations, 18 issued U.S. patents, 1 issued non-U.S. patents, 1 patent application pending for examination in the U.S. and 136 domain name registrations. Many of our patents relate to more efficient electrical wiring and power transmission from solar panels to power inverters at solar installations. Our U.S. issued patents are scheduled to expire between 2031 and 2037. As of December 31, 2020, our issued U.S. patents had an average remaining life of approximately 13 years.

The term of individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the U.S. are effective for 20 years from the earliest effective filing date of a non-provisional patent application. The duration of patents outside of the U.S. varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe that many elements of our manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures.

Our policy is to require research and development employees to enter into confidentiality and proprietary information agreements with us to address intellectual property protection issues and to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. However, we might not have entered into such agreements with all applicable personnel, and such agreements might not be self-executing. Moreover, such individuals could breach the terms of such agreements.

We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

Our Human Capital Management
As of December 31, 2020, we had approximately 504 full-time and temporary employees. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good. During the COVID-19 pandemic, we have implemented procedures to reduce the risk of spreading the virus and have implemented an hourly incentive for employees that work in our manufacturing facilities.

We have a team-oriented culture and encourage candor from our employees, which we believe helps us to succeed and drive operational excellence. We also seek to, and have a history of, promoting from within our organization as well as hiring top talent from outside of our company to expand our capabilities.

We aim to hire individuals who share our passion, commitment and entrepreneurial spirit. We are also committed to diversity and inclusion because we believe that diversity leads to better outcomes for our business and enables us to better meet the needs of our customers. We recognize the importance of diversity in leadership roles within our company.

We encourage our employees to operate by a common set of values, which includes:
•making quality foremost in all we do, make and sell.
•maintaining integrity in how we act, make decisions and hold ourselves accountable.
•being responsive to change, to each other and to our partner, customers and users.
•being respectful in how we treat all people.
•seeking innovation in the way we approach challenges and build products.
•being sustainable in our approach to producing our products and our operations.

We believe that operating with purpose, passion and creativity benefits our customers, stockholders, employees and suppliers as well as the communities where we operate and the environment.

Available Information
Shoals files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission ("SEC"). Any document Shoals files may be inspected, without charge, at the SEC's website at http://www.sec.gov. Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through our corporate website at www.shoals.com, Shoals provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” "seek," “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report with the understanding that our actual future results may be materially different from what we expect.

Important factors that could cause actual results to differ materiality from of expectations are included in Item 1A “Risk Factors.”

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed, by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Summary Risk Factors

The following is a summary of some of the material risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
•if demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, our business will suffer;
•existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products or harm our ability to compete;
•our industry has historically been cyclical and experienced periodic downturns;
•if we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property and other proprietary rights, our business and results of operations could be materially harmed;
•if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed;
•if our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed;
•we may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate;
•we may experience delays, disruptions or quality control problems in our manufacturing operations;
•the interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
•we face risks related to actual or threatened health epidemics, such as the COVID-19 pandemic, and other outbreaks, which could significantly disrupt our manufacturing and operations;
•the viability and demand for solar energy and the demand for our products are impacted by many factors outside of our control, which makes it difficult to predict our future prospects;
•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations and cash flow;
•the reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business;
•a drop in the price of electricity sold may harm our business, financial condition, results of operations and prospects;

•an increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a solar energy system and could reduce the demand for our products;
•defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products; and
•certain provisions in our certificate of incorporation and our bylaws that may delay or prevent a change of control or changes in our management.

Risks Related to Our Business and Our Industry

If demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, our business will suffer.
Our solution is utilized in solar energy projects. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar energy as an alternative energy source at levels sufficient to grow our business. If demand for solar energy fails to develop sufficiently, demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.

Existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products or harm our ability to compete.
Federal, state, local and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices, and rate design, heavily influence the market for electricity generation products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities and market operators. For example, changes in fee structures, electricity pricing structures, and system permitting, interconnection and operating requirements can deter purchases of renewable energy products, including solar energy systems, by reducing anticipated revenue or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for solar energy systems could harm our business, prospects, financial condition and results of operations.

A significant recent development in renewable-energy pricing policies in the U.S. occurred on July 16, 2020, when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts; (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have nondiscriminatory market access, thereby removing the requirement for utilities to purchase its output; (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility; and (4) that reduce barriers for third parties to challenge PURPA eligibility. FERC’s final rules became effective on December 31, 2020, however, some changes will not become fully effective until states and other jurisdictions implement the new authorities provided by FERC. In general, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.

Changes in other current laws or regulations applicable to us or the imposition of new laws, regulations or policies in the U.S., Europe or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government, utility or electric market regulations or policies that favor electric utilities, non-solar generation, or other market participants, or that make construction or operation of new solar generation facilities more expensive or difficult, could reduce the competitiveness of solar energy systems and cause a significant reduction in demand for our products and services and adversely impact our growth. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations.

Our industry has historically been cyclical and experienced periodic downturns.
Our future success partly depends on continued demand for solar PV systems in the end markets we serve. The solar industry has historically been cyclical and has experienced periodic downturns, which may affect the demand for the products that we manufacture. The solar industry has undergone challenging business conditions, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. Although the solar industry has been experiencing significant changes over the past years, there is no assurance that the solar industry will not suffer significant downturns in the future, which will adversely affect demand for our solar products and our results of operations.

If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. Such means may afford only limited protection of our intellectual property and may not (i) prevent our competitors from duplicating our processes or technology; (ii) prevent our competitors from gaining access to our proprietary information and technology; or (iii) permit us to gain or maintain a competitive advantage.

We generally seek or apply for patent protection as and if we deem appropriate, based on then-current facts and circumstances. We have applied for patents in the United States, some of which have been issued. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. While a presumption of validity exists with respect to United States patents issued to us, there can be no assurance that any of our patents, patent applications, or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around, or rendered unenforceable. If we fail to obtain issuance of patents or registration of other intellectual property, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, pursuant to, for example, judicial or administrative proceedings, including reexamination, post-grant review, interference, opposition, or derivation proceedings, the coverage of patents and other intellectual property rights afforded our products could be impaired. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subjected to attacks on ownership, validity, enforceability, or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including by forcing us to, among other things, rebrand or redesign our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents. Competitors may develop and obtain patent protection for more effective technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments occur, they could have an adverse effect on our sales or market position.

In countries where we have not applied for patent protection or trademark or other intellectual property registration or where effective patent, trademark, trade secret, and other intellectual property laws and judicial systems may not be available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be circumvented, misappropriated, infringed, or otherwise violated. Filing, prosecuting, maintaining, and defending our intellectual property in all countries throughout the world may be prohibitively expensive, and we may choose to forgo such activities in some applicable jurisdictions. The lack of adequate legal protections of intellectual property or failure of legal remedies or related actions in jurisdictions outside of the United States could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may in the future need to initiate infringement claims or litigation in order to try to protect or enforce our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
We rely heavily on trade secrets and nondisclosure agreements to protect our unpatented know-how, technology, and other proprietary information, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours. These agreements may be breached, and we may not have adequate remedies for any such breach. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees and consultants are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential members. In addition, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common-law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Our competitors and other third parties hold numerous patents related to technology used in our industry and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit, or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, we may be subject to claims of infringement, misappropriation, or other violation of patents or other intellectual property rights and related litigation, and if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement, and we cannot be certain that we would be successful in defending against any such claims in litigation or other proceedings. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands, and from making, selling or incorporating certain components or intellectual property into the products and services we offer. As a result, we could be forced to redesign our products and services and/or to establish and maintain alternative branding for our products and services. To avoid litigation or being prohibited from marketing or selling the relevant products or services, we could seek a license from the applicable third party, which could require us to pay significant royalties, licensing fees, or other payments, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could be infeasible or require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Any of these results would materially and adversely affect our business, financial condition, results of operations and prospects. Finally, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may experience delays, disruptions or quality control problems in our manufacturing operations in part due to our vendor concentration.
Our product development, manufacturing and testing processes are complex and require significant technological and production process expertise, and we depend on a limited number of vendors and suppliers. Any vendor delay or disruption could cause a delay or disruption in our ability to meet customer requirements which may result in a loss of customers. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, increased production and logistics costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

The interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.
We purchase some of our components and materials outside of the United States through arrangements with various vendors. Political, social or economic instability in these regions, or in other regions where our products are made, could cause disruptions in trade. Actions in various countries have created uncertainty with respect to tariff impacts on the costs of some of our components and materials. The degree of our exposure is dependent on (among other things) the type of materials, rates imposed, and timing of the tariffs. Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of the escalating trade war between China and the United States;

•the potential imposition of restrictions on our acquisition, importation, or installation of equipment under future U.S. regulations implementing the Executive Order on Securing the United States Bulk-Power System;
•quotas imposed by bilateral trade agreements;
•foreign currency fluctuations;
•natural disasters;
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects, such as the ongoing novel coronavirus outbreak originating in China;
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, such as dock strikes.

We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of components and materials available to us and adversely affect our business, financial condition or results of operations.

Changes in the United States trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.
Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. Additionally, in January 2018, the United States adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. This tariff may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the United States adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. These tariffs could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.

On January 15, 2020, the United States and China entered into an initial trade deal that preserves the bulk of the tariffs placed in 2018 and maintains a threat of additional tariffs should China breach the terms of the deal.

Tariffs and the possibility of additional tariffs in the future have created uncertainty in the industry. If the price of solar systems in the United States increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

We face risks related to actual or threatened health epidemics, such as the COVID-19 pandemic, and other outbreaks, which could significantly disrupt our manufacturing and operations.
Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus (“COVID-19”) pandemic. Any widespread outbreak of contagious diseases, and other adverse public health developments, could cause disruption to, among other things, our ground operations at project sites, our manufacturing facilities and our suppliers and vendors and have a material and adverse effect on our business operations. While we have only experienced a short term work stoppage at the onset of the pandemic, our ground operations at project sites, our manufacturing facilities and our suppliers and vendors could be disrupted by worker absenteeism, quarantines, shortage of COVID-19 test kits and personal protection equipment for employees, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions. If our ground operations at project sites, our manufacturing facilities and our suppliers or vendors are so affected, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. In response to the COVID-19 pandemic, beginning in the first half of 2020, we paid our employees an hourly incentive fee to address worker absenteeism, which resulted in increased operating expenses, and there can be no assurances that such payments will not be necessary in the future. We also implemented adjustments to our operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. For the year ended December 31, 2020, the Company incurred $2.9 million in COVID-19 related costs, including disinfecting and reconfiguration of facilities, medical professionals to conduct daily screening of employees, premium pay during the pandemic to hourly workers and direct legal costs associated with the pandemic. There can be no assurances that such costs will not be incurred in the future. In addition, the macroeconomic effects of the COVID-19 pandemic in the United States and other markets has resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the COVID-19 pandemic can be controlled and abated, and cannot be predicted at this time. Further, while jurisdictions in which we operate have gradually allowed the reopening of businesses and other organizations and removed the sheltering restrictions, it is premature to assess whether doing so will result in a meaningful increase in economic activity and the impact of such actions on further COVID-19 cases.

Although we have thus far avoided significant impact to performance of operations, and have not incurred, to date, liquidated damages due to delay, we have encountered, and could encounter in the future, project delays due to impacts on suppliers, customers, or others. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and continues to evolve as of the date of this Annual Report on Form 10-K. Accordingly, management will continue to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

To the extent the COVID-19 pandemic adversely affects our financial condition, operating results and cash flows, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act and American Rescue Plan Act of 2021, and American Rescue Plan Act of 2021, and even if we are eligible, we may not realize any material benefits from participating in such programs.
The U.S. government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. Among other steps taken, the Federal Reserve cut the federal funds rate in March 2020 and also lowered the interest rate on emergency lending at the discount window and lengthened the term of loans to 90 days. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Small Business Administration was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. While we have not been eligible to participate in certain relief programs provided under the CARES Act, such as the Paycheck Protection Program, we are evaluating the applicability of other relief programs provided under the CARES Act to the Company and the potential impacts on our business.

On March 10, 2021, the American Rescue Plan Act of 2021 (the “2021 Rescue Act” and together with the CARES Act, the “COVID Relief Acts”) was passed by Congress and signed by the President on March 11, 2021. Key provisions of the 2021 Rescue Act include one-time payments to individuals, extended unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Code. In addition to these key provisions, the 2021 Rescue Act includes $100,000,000 in appropriations to the EPA to address health outcome disparities from pollution and the COVID–19 pandemic. It is unclear what if any portion of the 2021 Rescue Act and related grants may impact our industry.

Accounting for the income tax effects of the COVID Relief Acts and subsequent guidance issued will require complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the COVID Relief Acts will be applied or otherwise administered that is different from our interpretation. We continue to examine the impact that the COVID Relief Acts may have on our business. We began deferring the employer portion of social security payments in April 2020.

While we may determine to apply for such credits or other tax benefits provided under the COVID Relief Acts, there is no guarantee that we will meet any eligibility requirements to benefit from any of the tax relief provisions under the COVID Relief Acts or, even if we are able to participate, that such provisions will provide meaningful benefit to our business.

The viability and demand for solar energy and the demand for our products are impacted by many factors outside of our control, which makes it difficult to predict our future prospects.
The viability and demand for solar energy, and in turn, our products, may be affected by many factors outside of our control. Our significant growth and expansion, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to predict our future prospects. We have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. Some of the factors outside of our control that may impact the viability and demand for solar energy include:
•cost competitiveness, reliability and performance of solar energy systems compared to conventional and non-solar renewable energy sources and products and cost competitiveness, reliability and performance of our products compared to our competitors;
•availability and scale and scope of government subsidies and incentives to support the development and deployment of solar energy solutions;
•prices of traditional carbon-based energy sources;
•levels of investment by end users of solar energy projects, which tend to decrease when economic growth slows; and
•the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

The market for our products is competitive, and we may face increased competition as new and existing competitors introduce EBOS system solutions and components, which could negatively affect our results of operations and market share.
The market for EBOS system solutions and components, including cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures and splice boxes, is competitive. Our principal competitors include SolarBOS Inc., Bentek Corporation and ConnectPV, Inc. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support. Competition may intensify as new and existing competitors enter the market. If our competitors introduce new technologies that are successful in offering a price competitive and technological attractive EBOS system solutions and components, it may become more difficult for us to maintain market share.

Several of our existing and potential competitors may have or obtain the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our products in order to compete effectively. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenue and gross profit will suffer.

In addition, competitors may be able to develop new products more quickly than us, may partner with other competitors to provide combined technologies and competing solutions and may be able to develop products that are more reliable or that provide more functionality than ours.

A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow.
We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of the Company’s significant customers, their inability to perform under their contracts, or their default in payment could have a materially adverse effect on the revenue and profits of the Company. Further, the Company’s trade accounts receivable are from companies within the solar industry, and as such, the Company is exposed to normal industry credit risks. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. For the year ended December 31, 2019, our two largest customers represented approximately 59% of our revenue. Our top five customers accounted for approximately 80% of our revenue for the year ended December 31, 2019. For the year ended December 31, 2020, our two largest customers represented approximately 40% of our revenue. Our top five customers accounted for approximately 65% of our revenue for the year ended December 31, 2020. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.
Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments of renewable energy credits associated with renewable energy generation, and an exclusion of solar energy systems from property tax assessments.

The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our systems for grid-connected applications wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives and regulations mandating the use of renewable energy. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity or regulations mandating the use of renewable energy may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the solar electricity industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations, or the passage of time. These reductions or terminations may occur without warning.

In addition, federal, state, local and foreign government bodies have implemented various policies that are intended to promote renewable electricity generally or solar electricity in particular. Chief among these policies is the RPS. Currently, 30 U.S. states, the District of Columbia, and 3 U.S. territories have implemented some form of RPS, which mandates that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. RPSs vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while other jurisdictions’ RPSs continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out.

While the recent trend has been for jurisdictions with RPSs to maintain or expand them, there have been certain exceptions and there can be no assurances that RPSs or other policies supporting renewable energy will continue. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPSs emerge from time to time in various jurisdictions. Reduction or elimination of RPSs, as well as changes to other renewable-energy and solar-energy policies, could reduce the potential growth of the solar energy industry and our business.

Moreover, changes in policy by the new and potential future U.S. presidential administrations may create regulatory uncertainty in the renewable energy industry, including the solar energy industry, and adversely affect our business. For example, in June 2017, then President Trump announced that the United States would withdraw from participation in the 2015 Paris Agreement on climate change mitigation, and in June 2019, the U.S. Environmental Protection Agency issued the final Affordable Clean Energy (“ACE”) rule and repealed the Clean Power Plan (“CPP”). Under the ACE rule, emissions from electric utility generation facilities would be regulated only through the use of various “inside the fence” or onsite efficiency improvements and emission control technologies. In contrast, the CPP employed emissions reduction strategies that included “outside the fence” measures, including those associated with renewable energy projects. The ACE rule is currently subject to legal challenges and may be subject to future challenges and is expected to be reconsidered by the incoming U.S. presidential administration. However, on January 19, 2021, the United States Court of Appeals for the District of Columbia Circuit struck down the ACE rule and on February 19, 2021, the United States reentered the 2015 Paris Agreement on order of President Biden. The ultimate outcome of these developments, and the ultimate impact of these changing rules remains uncertain.

Finally, the solar industry has in past years experienced periodic downturns due to, among other things, changes in subsidies and incentives, as well as other policies and regulations, which, as noted above, may affect the demand for equipment that we manufacture. Although the solar industry has recovered from these downturns, there is no assurance that the solar industry will not suffer significant downturns in the future, which will adversely affect demand for our solar products.

A drop in the price of electricity sold may harm our business, financial condition, results of operations and prospects.
Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects or make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of:
•construction of a significant number of new lower-cost power generation plants, including plants utilizing natural gas, renewable energy or other generation technologies;
•relief of transmission constraints that enable distant lower-cost generation to transmit energy less expensively or in greater quantities;
•reductions in the price of natural gas or other fuels;
•utility rate adjustment and customer class cost reallocation;
•decreased electricity demand, including from energy conservation technologies and public initiatives to reduce electricity consumption;
•development of smart-grid technologies that lower the peak energy requirements;

•development of new or lower-cost customer-sited energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
•development of new energy generation technologies that provide less expensive energy.

Moreover, technological developments in the solar components industry could allow our competitors and their customers to offer electricity at costs lower than those that can be achieved by us and our customers, which could result in reduced demand for our products.

If the cost of electricity generated by solar energy installations incorporating our systems is high relative to the cost of electricity from other sources, then our business, financial condition and results of operations may be harmed.

An increase in interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a solar energy system and could reduce the demand for our products.
Many end users depend on financing to fund the initial capital expenditure required to construct a solar energy project. As a result, an increase in interest rates or a reduction in the supply of project debt or tax equity financing could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a solar energy project on favorable terms, or at all, and thus lower demand for our products, which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. An increase in interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects and, in each case, could cause these end users to seek alternative investments.

Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.
EBOS components, including cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures, splice boxes, conventional homerun EBOS system solutions and combine-as-you-go EBOS system solutions, are mission-critical products and systems that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death because of the high voltages involved and potential for fire. Further, a fault in the wiring of an EBOS system, whether as a result of product malfunctions, defects or improper installation, may cause electrical failures in solar energy projects. Faults typically occur when natural thermal expansion and contraction occurs at a point where two wires have been joined, loosening the insulation and allowing moisture into the joint. Faults can result in lost production, damage to the equipment, fire and injury or death depending on their severity and whether people are onsite.

Although our products meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, product failures, destructions or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.

If one of our products causes injury to someone or causes property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines; subject us to adverse publicity; damage our reputation and competitive position; and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

Changes in tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects.
Changes in corporate tax rates, tax incentives for renewable energy projects, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may incur obligations, liabilities or costs under environmental, health and safety laws, which could have an adverse impact on our business, financial condition and results of operations.
Our operations involve the use, handling, generation, storage, discharge and disposal of hazardous substances, chemicals and wastes. As a result, we are required to comply with national, state, local, and foreign laws and regulations regarding the protection of the environment and health and safety. Adoption of more stringent laws and regulations in the future could require us to incur substantial costs to come into compliance with these laws and regulations. In addition, violations of, or liabilities under, these laws and regulations may result in restrictions being imposed on our operating activities or in our being subject to adverse publicity, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs, or other costs. We may become liable under certain of these laws and regulations for costs to investigate or remediate contamination at properties we own or operate, we formerly owned or operated or to which hazardous substances were sent by us for disposal. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the contamination conditions. In addition, future developments such as more aggressive enforcement policies (including by the newly elected U.S. presidential administration) or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.

Failure by our vendors or our component or raw material suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.
We do not control our vendors or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our Class A common stock.
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business. Our end users’ ability to install solar energy systems is affected by weather, as for example during the winter months in the northeastern U.S. and Europe. Such installation delays can impact the timing of orders for our products. Further, given that we are an early-stage company operating in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Our financial performance, sales, working capital requirements and cash flow may fluctuate, and our past quarterly results of operations may not be good indicators of future performance. Any substantial decrease in revenue would have an adverse effect on our financial condition, results of operations, cash flows and stock price.

Failure to effectively utilize information technology systems or implement new technologies could disrupt our business or reduce our sales or profitability.
We rely extensively on various information technology systems, including data centers, hardware, software and applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related backup systems. Our computer and information technology systems and the third-party systems we rely upon are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyberattacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our employees or contractors.

Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
From time to time, our systems require modifications and updates, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; and integrating new service providers and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites or systems could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information technology systems. The failure of our information technology systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

Our planned expansion could subject us to additional business, financial, regulatory and competitive risks.
Our strategy is to introduce new products and grow our revenue outside of the U.S. by developing region-specific products; entering into joint-venture or licensing arrangements with companies in certain markets; expanding our relationships with value-added resellers of our products in some countries; and utilizing locally sourced components in our products in jurisdictions where locally sourced components are a regulatory or customer requirement.

Our products and services to be offered outside of the U.S. may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the reengineering of select components to reduce costs, and region-specific customer training, site commissioning, warranty remediation and other technical services.

These markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).

Failure to develop these new products successfully or to otherwise manage the risks and challenges associated with our potential expansion into new geographic markets could adversely affect our revenue and our ability to achieve or sustain profitability. There can be no assurance that any new products will be well-received by our customers or achieve commercial viability. Expanding into new markets and investing resources towards developing new products imposes additional burdens on our research, systems development, sales, marketing and general managerial resources. The processes are costly, and our efforts to expand into new markets or develop new products may not be successful. If we are unsuccessful in expanding into new markets or in obtaining widespread adoption of new products, we may not be able to offset the expenses associated with the expansion into new markets or development of new products. If we are unable to manage our expansion and development efforts effectively, if our expansion and development efforts take longer than planned or if our costs for these efforts exceed our expectations, our business, financial condition, results of operations or prospects could be adversely affected.

Our indebtedness could adversely affect our financial flexibility and our competitive position.
As of December 31, 2020, the New Senior Secured Credit Agreement had $350.0 million of term loans and $20.0 million of revolving credit loans outstanding. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the New Senior Secured Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

The phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.
The interest rates applicable to the New Senior Secured Credit Agreement are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. In anticipation of LIBOR’s phase-out, the New Senior Secured Credit Agreement provides for alternative base rates, as well as a transition mechanism for selecting a benchmark replacement rate for LIBOR, with such benchmark replacement rate to be mutually agreed with the administrative agent and subject to the majority lenders not objecting to such benchmark replacement.

There can be no assurance that we will be able to reach any agreement on a replacement benchmark, and there can be no assurance that any agreement we reach will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in a significant increase in our debt service obligations, which could adversely affect our financial condition and results of operations. In addition, the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR, which could have an adverse impact on our ability to refinance, reprice or amend the New Senior Secured Credit Agreement or incur additional indebtedness, on favorable terms or at all.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
The New Senior Secured Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:
•place liens on our or our restricted subsidiaries’ assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•prepay or redeem certain indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;
•change our or our subsidiaries’ fiscal year or organizational documents; and
•make restricted payments (including certain equity issuances).

In addition, we are required to maintain compliance with various financial ratios in the New Senior Secured Credit Agreement. A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the New Senior Secured Credit Agreement could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the New Senior Secured Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness is accelerated, there can be no assurance that our assets will be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

Developments in alternative technologies may have a material adverse effect on demand for our offerings.

Significant developments in alternative technologies, such as advances in other forms of EBOS systems may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.
We have experienced significant growth in recent periods. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

Our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Amounts included in our backlog and awarded orders may not result in actual revenue or translate into profits.
As of December 31, 2020, our backlog was $98.3 million, a portion of which has subsequently been recognized as revenue and our awarded orders were $59.1 million. Although this amount is based on purchase orders or other contractual commitments or orders where we are in the process of documenting a contract but for which a contract has not yet been signed, we cannot guarantee that our backlog or awarded orders will result in actual revenue in the originally anticipated period or at all. In addition, the contracts included in our backlog or awarded orders may not generate margins equal to our historical operating results. We have only recently begun to track our backlog and awarded orders on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our backlog or awarded orders. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our backlog and awarded orders fail to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability and liquidity.

Risks Related to Our Organizational Structure

We are a holding company and our principal asset after completion of the reorganization is our interest in Shoals Parent and, accordingly, we are dependent upon Shoals Parent and its consolidated subsidiaries for our results of operations, cash flows and distributions.
We are a holding company and have no material assets other than our ownership of the LLC Interest. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, including to satisfy our obligations under the Tax Receivable Agreement, or declare and pay dividends in the future, if any, depend upon the results of operations and cash flows of Shoals Parent and its consolidated subsidiaries and distributions we receive from Shoals Parent. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions.

We are required to make payments under the Tax Receivable Agreement and the amounts of such payments could be significant.
Concurrent with the acquisition of Shoals Parent, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Oaktree and our Founder. The Tax Receivable Agreement requires that the Company pay Oaktree and our Founder 85% of the amount of any tax benefits that we actually realize, or in some circumstances are deemed to realize, as a result of (i) Shoals Technology Group, Inc.’s allocable share of existing tax basis acquired in connection with the Organizational Transactions (including Blocker’s share of existing tax basis) and increases to such allocable share of existing basis, (ii) certain increases in the tax basis of assets of Shoals Parent and its subsidiaries resulting from purchases or exchanges of LLC Interest and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. These payments are obligations if and when cash tax savings are realized. The Tax Receivable Agreement will continue until all tax benefit payments have been made or we elect early termination under the terms described in the Tax Receivable Agreement (or the Tax Receivable Agreement is otherwise terminated pursuant to its terms).

Estimating the amount of payments that may be made under the Tax Receivable Agreement is by nature imprecise; however, these payments could be significant. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we estimate that future payments under the Tax Receivable Agreement relating to the Organizational Transactions to range over the next 15 years from approximately $2.2 million to $3.5 million per year based upon the redemptions in the IPO and Merger. Future payments in respect of subsequent exchanges or financing would be in addition to these amounts and are expected to be substantial. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be determined in part by reference to the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will be dependent on us generating sufficient future taxable income to realize the benefit. In addition, the Tax Receivable Agreement generally provides that if (1) certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, (2) we materially breach any of our material obligations under the Tax Receivable Agreement or (3) we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, under the Tax Receivable Agreement will accelerate and become due and payable, based on certain assumptions, and payments under the Tax Receivable Agreement may significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Further, our payment obligations under the Tax Receivable Agreement are not conditioned upon the Continuing Equity Owners (as defined below) having a continued interest in us or our subsidiaries. Accordingly, the Continuing Equity Owners interests may conflict with those of the holders of our Class A common stock. Please see “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” for more information.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us.

In certain circumstances, under its limited liability company agreement, Shoals Parent will be required to make tax distributions to the Company and the Continuing Equity Owners, and the distributions that Shoals Parent will be required to make may be substantial.
Funds used by Shoals Parent to satisfy its tax distribution obligations to the Continuing Equity Owners will not be available for reinvestment in our business. Moreover, the tax distributions that Shoals Parent will be required to make may be substantial and will likely exceed (as a percentage of Shoals Parent’s net income) the overall effective tax rate applicable to a similarly situated corporate taxpayer.

As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Owners, as well as the use of an assumed tax rate in calculating Shoals Parent’s tax distribution obligations to the Continuing Equity Owners, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent, as currently expected, we will not distribute such cash balances as dividends on shares of our Class A common stock and instead, for example, hold such cash balances or lend them to Shoals Parent, the Continuing Equity Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their LLC Interest for such Class A common stock.

We will not be reimbursed for any payments made to the beneficiaries under the Tax Receivable Agreement in the event that any purported tax benefits are subsequently disallowed by the IRS.
If the IRS or a state or local taxing authority challenges the tax basis adjustments and/or deductions that give rise to payments under the Tax Receivable Agreement and the tax basis adjustments and/or deductions are subsequently disallowed, the recipients of payments under the agreements will not reimburse us for any payments we previously made to them. Any such disallowance would be taken into account in determining future payments under the Tax Receivable Agreement and may, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments and/or deductions are disallowed, our payments under the Tax Receivable Agreement could exceed our actual tax savings, and we may not be able to recoup payments under the Tax Receivable Agreement that were calculated on the assumption that the disallowed tax savings were available.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We are subject to income taxes in the U.S. and foreign jurisdictions, and our domestic and foreign tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of equity-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations, or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

Risks Related to Our Class A Common Stock

We cannot assure you that the price of our Class A common stock will not decline or not be subject to significant volatility.
The market price of our Class A common stock could be subject to significant fluctuations. The price of our stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:
•changes in laws or regulations applicable to our industry or offerings;
•speculation about our business in the press or the investment community;
•price and volume fluctuations in the overall stock market;
•volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•share price and volume fluctuations attributable to inconsistent trading levels of our shares;
•our ability to protect our intellectual property and other proprietary rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of others;
•sales of our common stock by us or our significant stockholders, officers and directors;
•redemptions and exchanges by the Continuing Equity Owners of their LLC Interest into shares of Class A Common Stock;
•the expiration of contractual lockup agreements;
•success of competitive products or services;
•the public’s response to press releases or other public announcements by us or others, including our filings with the Securities and Exchange Commission (the “SEC”), announcements relating to litigation or significant changes to our key personnel;
•the effectiveness of our internal controls over financial reporting;
•changes in our capital structure, such as future issuances of debt or equity securities;
•our entry into new markets;
•tax developments in the U.S., Europe or other markets; and
•strategic actions by us or our competitors, such as acquisitions or restructurings; and changes in accounting principles.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of our Class A common stock to decline.

We cannot predict the effect our dual class structure may have on the trading market for our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P, Dow Jones and FTSE Russell have each announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock or ordinary shares from being added to these indices. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P, Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors, and as a result, the market price of our Class A common stock could be adversely affected.

The Continuing Equity Owners have the right to have their LLC Interest exchanged for cash or shares of Class A common stock at the election of the Company and any disclosure of such exchange or the subsequent sale (or any disclosure of an intent to enter into such an exchange or subsequent sale) of such shares of Class A common stock may cause volatility in our stock price.

As a result of the Organizational Transactions, we had an aggregate of 73,066,607 shares of Class A common stock that are issuable upon exchange of LLC Interest that are held by the Continuing Equity Owners. Under the LLC Agreement, subject to certain restrictions set forth therein and as described elsewhere in this prospectus, including lockup agreements with the underwriters or the market standoff provisions of the LLC Agreement, the Continuing Equity Owners are entitled to have their LLC Interest exchanged for cash or shares of our Class A common stock at the election of the Company.

We cannot predict the timing, size, or disclosure of any future issuances of our Class A common stock resulting from the exchange of LLC Interest or the effect, if any, that future issuances, disclosure, if any, or sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.

As an emerging growth company within the meaning of the Securities Act, we may utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our Class A common stock less attractive to investors.
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute compensation not previously approved. We have in this prospectus utilized, and we may in future filings with the SEC continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards, and therefore, we are permitted to adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and are permitted to do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We could remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenue of at least $1.07 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

A credit ratings downgrade or other negative action by a credit rating organization could adversely affect the trading price of the shares of our Class A common stock.
Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in our or our subsidiaries’ ratings may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our Class A common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management.
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by discouraging, delaying or preventing a change of control of our Company or changes in our management that the stockholders of our Company may believe advantageous. These provisions include:
•authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•providing for a classified board of directors with staggered three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•limiting the ability of stockholders to call a special stockholder meeting;
•prohibiting stockholders from acting by written consent;
•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon;
•providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws; and
•requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of Class A common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our bylaws.

In addition, we are not governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

In addition, our certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws; any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court finds the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the federal district court for the District of Delaware will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

We do not intend to pay any cash distributions or dividends on our Class A common stock in the foreseeable future.
We have never declared or paid any distributions or dividends on our Class A common stock. We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.

General Risk Factors

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense, and we face challenges in identifying, hiring and retaining qualified personnel in many areas of our business. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to retain our senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.
Some aspects of our business involves the collection, receipt, use, storage, processing and transmission of personal information (of our customers’ and end users of our customers’ solar energy systems, including names, addresses, e-mail addresses, credit information, energy production statistics), consumer preferences as well as confidential information and personal data about our employees, our suppliers and us, some of which is entrusted to third-party service providers and vendors. We increasingly rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data.

Electronic security attacks designed to gain access to personal, sensitive or confidential information data by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to unauthorized disclosure of confidential information or personal data have occurred recently at a number of major U.S. companies.

Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit, if successful, may result in the misappropriation of personal information, data, check information or confidential business information. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and data and may purposefully or inadvertently cause a breach or other compromise involving such information and data. Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We are implementing and updating our processes and procedures to protect against unauthorized access to, or use of, secured data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches, misappropriating of confidential information, or misuses of personal data. Moreover, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

Despite our precautions, an electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of personally identifiable information regarding customers, employees or other individuals or other sensitive data could nonetheless occur lead to serious disruption of our operations, financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. As a result, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection could adversely affect our business, financial condition, results of operations and prospects.
We rely on a variety of marketing and advertising techniques and we are subject to various laws, regulations and industry standards that govern such marketing and advertising practices. A variety of federal, state and foreign laws and regulations and certain industry standards govern the collection, use, processing retention, sharing and security of consumer data.

Laws, regulations and industry standards relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, fines, penalties, nvestigations, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data.

Any such claims, proceedings, investigations or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such claims, proceedings, investigations or actions, distract our management, increase our costs of doing business, result in a loss of customers, suppliers or vendors and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs and consequences of noncompliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly more restricted and less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020. The CCPA requires companies that process information relating to California residents to implement additional data security measures, to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties. In addition, the CCPA provides for civil penalties and allows private lawsuits from California residents in the event of certain data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively.

Any failure to comply with applicable laws or other obligations or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential consumer or other personal information, whether by us, one of our third-party service providers or vendors or another third party, could have adverse effects, including, but not limited to, investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; reputational damage; and injunctive relief. We cannot assure you that our vendors or other third-party service providers with access to our or our customers’ or employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We also cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to raise additional capital to execute our current or future business strategies on favorable terms, if at all, or without dilution to our stockholders.
We expect that we may need to raise additional capital to execute our current or future business strategies. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage could cause your equity interest in the Company to be diluted, which could cause the value of your stock to decrease. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our research and development and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations.

We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act and other foreign anti-bribery laws.
The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and nongovernment persons and entities. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into certain jurisdictions requires substantial government contact where norms can differ from U.S. standards. It is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Future sales of our Class A common stock, or the perception that such sales may occur, could depress our Class A common stock price.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could depress the market price of our Class A common stock. Our executive officers and directors and certain of our equity holders have agreed not to offer, sell, dispose of or hedge any shares of our Class A common stock or any options or warrants to purchase any shares of our Class A common stock, or securities convertible into, exchangeable for, or that represent the right to receive, shares of our Class A common stock, subject to specified limited exceptions, during the period ending 180 days after the date of our IPO, except with the prior written consent of the representatives of the underwriters in our IPO. Our certificate of incorporation authorizes us to issue up to 1,000,000,000 of our authorized shares of

Class A common stock, of which 93,539,692 shares are outstanding and 73,066,607 are available upon the exchange of outstanding LLC Interests as of the date of this filing. All shares of our Class A common stock, except the shares sold in our IPO, are currently subject to the lockup agreements or market standoff provisions. Shares of our Class A common stock held by our affiliates will continue to be subject to the volume and other restrictions of Rule 144 under the Securities Act. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares subject to the lockup.

If we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
Our management has not completed an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. Evaluation by us of our internal controls over financial reporting may identify material weaknesses. The identification of a material weakness in our internal controls or the failure to remediate existing material weaknesses in our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.

We are not currently required to comply with the SEC’s rules implementing Section 404 of Sarbanes-Oxley and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of Sarbanes-Oxley, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following the first annual report we are required to file with the SEC. To comply with the requirements of being a public company, we will need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. We would be required to perform the annual review and evaluation of our internal controls no later than for fiscal 2021. We qualify as an emerging growth company, and thus, we would be exempt from the auditors’ attestation requirement until such time as we no longer qualify as an emerging growth company.

Evaluation by us of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Portland, Tennessee, and consist of approximately 103,200 square feet of office, manufacturing and warehousing space and approximately 75,360 square feet of manufacturing, warehousing and shipping space. We own our corporate headquarters. We also lease 60,000 square feet of space in Portland, Tennessee that we use for warehousing and shipping. In addition to our corporate headquarters, we own 16,910 square feet of manufacturing, warehousing, shipping and office facilities in Muscle Shoals, Alabama.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
On January 29, 2021, we closed an initial public offering of our Class A common stock at price of $25.00 per share. Prior to that time, there was no public market for our stock. Our Class A common stock is traded on the NASDAQ Global Market under the symbol "SHLS." Our Class B common stock is not listed nor traded on any stock exchange.

Holders of Record
As of March 1, 2021, there was 1 registered account holder of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of March 1, 2021, there were 4 registered account holders of our Class B common stock.

Dividend Policy
We currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore we do not currently expect to pay any cash dividends. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Our Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities
In connection with the Organizational Transactions, we issued 78,300,817 shares of Class B common stock to the Continuing Equity Owners, equal to the number of LLC Interests held by such holders, in connection with the Organizational Transactions for nominal considerations. In connection with our IPO, we purchased 5,234,210 LLC Interests from the Continuing Equity Owners at a price per interest equal to the initial public offering price of our Class A common stock, less the underwriting discounts and commissions, and the Continuing Equity Owners transferred an equal number of Class B common stock to us. As a result, the Continuing Equity Owners hold 73,066,607 shares of Class B common stock, representing approximately 43.86% of the voting power of our outstanding common stock.

Use of Proceeds from Registered Securities
On January 26, 2021, our Registration Statement on Form S-1 (File No. 333-251830) was declared effective by the SEC for our IPO pursuant to which we registered and sold an aggregate of 11,550,000 shares of our Class A common stock (including shares sold pursuant to the underwriters' over-allotment option) at a price of $25.00 per share, less the underwriting discounts and commissions. The offering commenced on January 26, 2021 and did not terminate before all of the securities registered in the registration statement were sold. The offering closed on January 29, 2021, resulting in $278.8 million in proceeds, net of underwriting discounts and commissions.

We used the net proceeds to us from the IPO to purchase 5,234,210 LLC Interests from Continuing Equity Owners and 6,315,790 Interest from Shoals Parent at a price per interest equal to the initial public offering price of our Class A common stock, less the underwriting discounts and commissions.

As sole managing member of Shoals Parent, we caused Shoals Parent to use the proceeds it received to prepay approximately $150.0 million of the outstanding borrowings under our Senior Secured Credit Agreement.

There has been no material change in the use of proceeds as described in the final prospectus dated January 28, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Form 10-K captioned “Forward-Looking Statements” and “Risk Factors.”

Overview
We are a leading provider of electrical balance of system or “EBOS” solutions for solar energy projects in the United States. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we believe customers prioritize reliability and safety over price when selecting EBOS solutions.

EBOS components that we produce include cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures and splice boxes. We derive the majority of our revenue from selling “system solutions” which are complete EBOS systems that include several of our products, many of which are customized for the customer’s project. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering that would otherwise be challenging for a customer to obtain from a single provider or at all.

We sell our products principally to EPCs that build solar energy projects. However, the decision to use our products typically involves input from both the EPC and the owner of the solar energy project, given the mission-critical nature of EBOS. The custom nature of our system solutions and the long development cycle for solar energy projects typically gives us 12 months or more of lead time to quote, engineer, produce and ship each order we receive, and we do not stock large amounts of finished goods.

We derived approximately 66% of our revenue from the sale of system solutions for the year ended December 31, 2020. For the year ended December 31, 2020, we derived 99% and 1% of our revenue from customers in the U.S. and the rest of the world, respectively.

Key Components of Our Results of Operations
The following discussion describes certain line items in our Consolidated Statements of Operations.

Revenue
We generate revenue from the sale of EBOS systems and components for homerun and combine-as-you-go architectures. Our customers include EPCs, utilities, solar developers, independent power producers and solar module manufacturers. We derive the majority of our revenue from selling system solutions. When we sell a system solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for system solutions can vary from one to three months whereas manufacturing typically requires a shorter time frame. Contracts for system solutions can range in value from several hundred thousand to several million dollars.

Our revenue is affected by changes in the price, volume and mix of products purchased by our customers. The price and volume of our products is driven by the demand for our products, changes in product mix between homerun and combine-as-you-go EBOS, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.

Our revenue growth is dependent on continued growth in the amount of solar energy projects constructed each year and our ability to increase our share of demand in the geographies where we currently compete and plan to compete in the future as well as our ability to continue to develop and commercialize new and innovative products that address the changing technology and performance requirements of our customers.

Cost of Revenue and Gross Profit
Cost of revenue consists primarily of product costs, including purchased materials and components, as well as costs related to shipping, customer support, product warranty, personnel and depreciation of manufacturing and testing equipment. Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including copper and aluminum; component costs, including fuses, resin, enclosures, and cable; technological innovation; economies of scale resulting in lower component costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily personnel and depreciation of manufacturing and testing equipment, are not directly affected by sales volume. Gross profit may vary from year to year and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses

Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 42 to 52 from December 31, 2019 to December 31, 2020, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. The majority of our sales in 2020 were in the U.S. We currently have a sales presence in the U.S. and Australia. We intend to expand our sales presence and marketing efforts to additional countries in the future. We also expect that as a result of our recent initial public offering, we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Depreciation
Depreciation in our operating expenses consists of costs associated with property, plant and equipment (“PP&E”) not used in manufacturing our products. We expect that as we increase both our revenue and the number of our general and administrative personnel, we will invest in additional PP&E to support our growth resulting in additional depreciation expense.

Amortization
Amortization of intangibles consists of customer relationships, developed technology, trade name and non-compete agreements over their expected period of use.

Non-operating Expenses

Interest Expense
Interest expense consists of interest and other charges paid in connection with our current Senior Secured Credit Agreement (as defined below) and our former Senior Debt which included a revolving line of credit and term loan, which was fully repaid on October 8, 2020.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2020	2019
Revenue	$175,518	$144,496	$31,022	21%
Cost of Revenue	108,972	100,284	8,688	9%
Gross Profit	66,546	44,212	22,334	51%
Operating Expenses
General and administrative expenses	21,008	9,065	11,943	132%
Depreciation and amortization	8,262	8,217	45	1%
Total Operating Expenses	29,270	17,282	11,988	69%
Income from Operations	37,276	26,930	10,346	38%
Interest expense, net	(3,510)	(1,787)	1,723	96%
Net Income	$33,766	$25,143	$8,623	34%

Years Ended December 31, 2020 and 2019

Revenue
Revenue increased by $31.0 million, or 21%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers increased by 43 in 2020 as compared to 2019. We believe customer recognition of the benefits of our combine-as-you-go system is resulting in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $8.7 million, or 9%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue increased from 31% in 2019 to 38% in 2020 in part due to purchasing efficiencies from increased volumes, improved material planning which reduced logistics costs, enhancements to product design that lowered manufacturing costs and other manufacturing efficiencies resulting from higher production volumes. Changes in product mix also contributed to the increase in margins as sales of system solutions for combine-as-you-go EBOS, which have higher margins than our other products, increased as a percentage of our total revenue. Our gross profit was negatively impacted in the year ended December 31, 2020 as a result of certain COVID-19 related costs totaling $2.6 million.

Operating Expenses
General and Administrative
General and administrative expenses increased $11.9 million, or 132%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in general and administrative expenses was primarily the result of $8.3 million in equity-based compensation related to Class C units issued, an increase in professional fees of $1.5 million related to preparation for our IPO, wages and related taxes of $1.8 million related to increased head counts and year-end bonuses, insurance expense of $0.2 million, franchise and other related taxes of $0.2 million and certain COVID-19 related costs of $0.3 million, offset by a decrease in travel and trade shows of $0.7 million as a result of COVID-19.

Depreciation and Amortization
Depreciation expense increased by $45 thousand, or 1%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, due to the addition of machines and equipment to increase production.

Interest Expense
Interest expense, net increased by $1.7 million or 96%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, due to increased borrowings under our Senior Secured Credit Facility that we entered into on November 25, 2020. We expect interest expense to increase in 2021 as a result of our higher average borrowings under the Senior Secured Credit Facility (see description under “Debt Obligations”). We estimate the $150 million prepayment we made on the Term Loan Facility in January 2021 will result in us recording a $16.0 million loss on debt repayment in the first quarter of 2021 as a result of the write-off of financing costs and the prepayment premium.

Year Ended December 31, 2018
Discussion and analysis covering the year ended December 31, 2018 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1, as amended, that was filed on January 25, 2021.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted Net Income
We define Adjusted EBITDA as net income plus (i) interest expense, (ii) income taxes, (iii) depreciation expense, (iv) amortization of intangibles, (v) equity-based compensation, (vi) COVID-19 expenses and (vii) non-recurring and other expenses. We define Adjusted Net Income as net income plus (i) amortization of intangibles, (ii) amortization of deferred finance costs, (iii) equity-based compensation, (iv) COVID-19 expenses and (v) non-recurring and other expenses, all net of applicable income taxes.

Adjusted EBITDA and Adjusted Net Income are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, GAAP. We present Adjusted EBITDA and Adjusted Net Income because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA and Adjusted Net Income: (i) as factors in evaluating management’s performance when determining incentive compensation; (ii) to evaluate the effectiveness of our business strategies; and (iii) because our credit agreement uses measures similar to Adjusted EBITDA and Adjusted Net Income to measure our compliance with certain covenants.

Among other limitations, Adjusted EBITDA and Adjusted Net Income do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; in the case of Adjusted EBITDA, does not reflect income tax expense or benefit; and may be calculated by other companies in our industry differently than we do or not at all, which may limit their usefulness as comparative measures.

Because of these limitations, Adjusted EBITDA and Adjusted Net Income should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA and Adjusted Net

Income on a supplemental basis. You should review the reconciliation of net income to Adjusted EBITDA and Adjusted Net Income below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$33,766	$25,143	$8,647
Interest expense, net	3,510	1,787	2,440
Depreciation expense	1,420	1,179	1,006
Amortization of intangibles	7,985	7,984	7,984
Equity-based compensation	8,251	—	—
COVID-19 expenses(a)	2,890	—	—
Non-recurring and other expenses(b)	3,077	686	1,053
Adjusted EBITDA	$60,899	$36,779	$21,130

(a)    Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees, premium pay during the pandemic to hourly workers and direct legal costs associated with the pandemic.
(b)    Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.

The following table reconciles net income to Adjusted Net Income (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$33,766	$25,143	$8,647
Amortization of intangibles	7,985	7,984	7,984
Amortization of deferred finance costs	351	38	38
Equity-based compensation	8,251	—	—
COVID-19 expenses(a)	2,890	—	—
Non-recurring and other expenses(b)	3,077	686	1,053
Adjusted Net Income	$56,320	$33,851	$17,722
(a)    Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees, premium pay during the pandemic to hourly workers and direct legal costs associated with the pandemic.

(b)    Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.

Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$54,082	$36,182
Net cash used in investing activities	(3,236)	(1,719)
Net cash used in financing activities	(47,855)	(27,489)
Increase in cash and cash equivalents	$2,991	$6,974

We finance our operations primarily with operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows will be sufficient to meet our near-term future cash needs.

The Company generated cash from operating activities of $54.1 million and $36.2 million in the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our cash and cash equivalents were $10.1 million and we had outstanding borrowings of $370.0 million. We also had $80 million available for additional borrowings under our $100.0 million revolving line of credit.

Operating Activities
For the year ended December 31, 2020, cash provided by operating activities was $54.1 million, primarily due to operating results that included $33.8 million of net income. An increase of $6.5 million in inventories, $1.0 million in receivables was offset by an increase in accounts payable and accrued expenses of $9.0 million.

For the year ended December 31, 2019, cash provided by operating activities was $36.2 million, primarily due to operating results that included $25.1 million of net income. An increase of $0.7 million in inventories and $1.8 million in receivables was partially offset by $3.9 million of accounts payable and accrued expenses.

Investing Activities
For the year ended December 31, 2020, net cash used in investing activities was $3.2 million, attributable to the purchase of property and equipment.

For the year ended December 31, 2019, net cash used in investing activities was $1.7 million, attributable to the purchase of property and equipment.

Financing Activities
For the year ended December 31, 2020, net cash used in financing activities was $47.9 million, including $26.3 million of payments on senior debt, a $355.8 million special distribution to members and $20.2 million in tax distributions to members, partially offset by borrowings of $370.0 million under the Senior Secured Credit Agreement, net of $11.8 million in debt discount and financing costs.

For the year ended December 31, 2019, net cash used in financing activities was $27.5 million, of which $16.0 million was payments on senior debt and $14.0 million was tax distributions to members, which was partially offset by $2.5 million of borrowings of the revolving line of credit.

Historical Cash Flows

Discussion and analysis covering historical cash flows the year ended December 31, 2018 is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1, as amended, that was filed on January 25, 2021.

Debt Obligations
Senior Secured Credit Agreement
On November 25, 2020 (the “Senior Secured Credit Agreement Closing Date”), Holdings, as borrower, and Intermediate, as holdings, entered into that certain Credit Agreement with the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Senior Secured Credit Agreement”), which sets forth the terms and conditions for a Senior Secured Credit Agreement consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”), (ii) a $30.0 million senior secured delayed draw term loan facility, which matures concurrently with the six-year Term Loan Facility (the “Delayed Draw Term Loan Facility”) and (iii) an uncommitted super senior first out revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility and a $10.0 million draw under the Delayed Draw Term Loan Facility funded on the Senior Secured Credit Agreement Closing Date were used to (i) make certain distributions from Shoals Holdings to Shoals Intermediate Holdings and from there to certain of our direct or indirect equity holders in an aggregate amount not in excess of $350.0 million plus amounts funded from cash on the balance sheet, (ii) pay any transaction expenses related thereto, (iii) repay and terminate all outstanding commitments under the Senior Debt and (iv) finance working capital and general corporate purposes. An additional $10.0 million draw under the Delayed Draw Term Loan Facility funded on December 14, 2020.

On December 22, 2020, Shoals Holdings entered into an amendment to the Senior Secured Credit Agreement in order to obtain a $100.0 million increase (the “Revolver Upsize”) to the Revolving Credit Facility. At December 31, 2020, the Company had $80.0 million of availability under the Revolving Credit Facility. The proceeds of the Revolver Upsize will be used to finance working capital and general corporate purposes, and any description of the Revolving Credit Facility set forth below shall be deemed to include the Revolver Upsize.

On December 23, 2020, we repaid and terminated all outstanding commitments under the Delayed Draw Term Loan Facility.

On December 30, 2020, Shoals Holdings entered into a second amendment to the Senior Secured Credit Agreement.

Interest Rate
The interest rates applicable to the loans under the Term Loan Facility (4.25% at December 31, 2020) are based on a rate of interest determined by reference to either: (i) a base rate plus an applicable margin equal to (a) on and after December 30, 2020 until the later of either (1) February 28, 2021 or (2) December 31, 2022 so long as Holdings has prepaid the loans under the Term Loan Facility on or prior to February 28, 2021 in an amount that results in the aggregate outstanding principal amount of loans under the Term Loan Facility being equal to or less than the sum of (A) $200.0 million minus (B) any mandatory prepayments of the principal amount of loans under the Term Loan Facility or amortization payments made prior to February 28, 2021, 2.25% and(b) thereafter, either (1) if Holdings has consummated an IPO the net cash proceeds of which have been used to repay the principal amount of the loans under the Term Loan Facility in an amount no less than $70.0 million, 4.75% or (2) otherwise, 5.00%; or (ii) a eurocurrency rate plus an applicable margin equal to (a) on and after December 30, 2020 until the later of either (1) February 28, 2021 or (2) December 31, 2022 so long as Holdings has prepaid the loans under the Term Loan Facility on or prior to February 28, 2021 in an amount that results in the aggregate outstanding principal amount of loans under the Term Loan Facility being equal to or less than the sum of (A) $200.0 million minus (B) any mandatory prepayments of the principal amount of loans under the Term Loan Facility or amortization payments made prior to February 28, 2021, 3.25% and (b) thereafter, either (1) if Holdings has consummated an IPO the net cash proceeds of which have been used to repay the principal amount of the loans under the Term Loan Facility in an amount no less than $70.0 million, 5.75% or (2) otherwise, 6.00%.

The interest rates applicable to the loans under the Revolving Credit Facility (3.75% at December 31, 2020) are based on a rate of interest determined by reference to either (i) a base rate plus an applicable margin equal to 2.25% or (ii) a eurocurrency rate plus an applicable margin equal to 3.25%.

Guarantees and Security
The obligations under the Senior Secured Credit Agreement are guaranteed by Shoals Intermediate Holdings and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Senior Secured Credit Agreement are secured by a first priority security interest in substantially all of Holdings’ and the other guarantors’ existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing.

Prepayments and Amortization
Loans under the Revolving Credit Facility may be voluntarily prepaid, at Shoals Holdings’ option, in whole, or in part, in each case without premium or penalty.

Loans under the Term Loan Facility may be voluntarily prepaid, at Holdings’ option, in whole, or in part, in each case without premium or penalty other than (i) a prepayment premium in an amount equal to (a) if such prepayment occurs prior to the first anniversary of the Senior Secured Credit Agreement Closing Date, a make-whole premium, (b) if such prepayment occurs on or after the first anniversary but prior to the second anniversary of the Senior Secured Credit Agreement Closing Date, 2.00% and (c) if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the Senior Secured Credit Agreement Closing Date, 1.00% and (ii) with respect to prepayments in connection with an IPO, a change of control or a transformative disposition subject to certain exceptions and conditions, a prepayment premium equal to (a) if such prepayment occurs prior to the first anniversary of the Senior Secured Credit Agreement Closing Date, 2.00% and (b) if such prepayment occurs after the first anniversary of the Senior Secured Credit Agreement Closing Date but prior to the second anniversary of the Senior Secured Credit Agreement Closing Date, 1.00%.

Notwithstanding anything to the contrary in the preceding paragraph, in the event that, on or after December 30, 2020 but prior to February 28, 2021, Shoals Holdings makes any prepayment (including with respect to any acceleration) of any loans under the Term Loan Facility, Holdings shall pay a premium on such prepayments made up to $150.0 million of the principal amount of such loans prepaid in an amount equal to 7.50% multiplied by the principal amount of such loans prepaid, which, if applicable, shall be in lieu of any applicable prepayment premium set forth in the preceding paragraph or in the paragraph below; provided that no amortization payments or mandatory prepayments required under the Senior Secured Credit Agreement shall be subject to the prepayment premium set forth in this paragraph.

Additionally, after February 28, 2021 but prior to the second anniversary of the Senior Secured Credit Agreement Closing Date, up to $175.0 million of the outstanding principal amount of the Term Loan Facility may be voluntarily prepaid upon the consummation of an IPO with proceeds from such IPO, subject to a prepayment premium in an amount equal to 1.00% in lieu of any applicable call protection premiums set forth in the second preceding paragraph.

The Senior Secured Credit Agreement requires mandatory prepayments, but not permanent reductions of commitments thereunder, for excess cash flow, asset sales, subject to a right of reinvestment, and refinancing facilities.

The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% per annum of the original principal amount of the loans funded thereunder. There is no scheduled amortization under the Revolving Credit Facility.

Restrictive Covenants and Other Matters
The Senior Secured Credit Agreement contains affirmative and negative covenants that are customary for financings of this type, including covenants that restrict our incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates.

The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control.

The Revolving Credit Facility also includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans under the Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions. If the financial maintenance covenant is triggered, Shoals Intermediate Holdings’ first lien net leverage ratio will be tested for compliance not to exceed 8.25 to 1.00.

As of December 31, 2020, the Company was in compliance with all the required covenants.

Senior Debt
Intermediate and subsidiaries were party to a credit agreement (the “Senior Debt”) under which Holdings and its subsidiaries were borrowers and Intermediate was a guarantor. The debt was collateralized by all of the assets of the guarantor and borrowers. The amended agreement provided a term loan of $35 million and a revolving line of credit of $25 million.

On October 8, 2020, the Company paid the outstanding amount due on the term loan and settled all obligations with respect to the Senior Debt.

The Senior Debt provided for an interest rate to equal the Base Rate plus margin. The Base Rate charged is the highest rate of three defined methods as follows: 1) Federal Funds Rate plus 0.5%, 2) Fifth Third Bank N.A. Rate or 3) LIBOR Rate plus 1%. The Base Rate ranges from 1% to 2.5% depending on the EBITDA Rate calculation as defined in the Senior Debt (the “EBITDA Rate calculation”) for the Federal Funds Rate. The Base Rate for the LIBOR Rate ranges from 2% to 3.5% depending on the EBITDA Rate calculation.

Surety Bonds

The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of December 31, 2020, the maximum potential payment obligation with regard to surety bonds was $11.8 million.

Critical Accounting Policies and Significant Management Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition - 2020 and 2019
We recognized revenue from the sale of EBOS systems and components. We determine our revenue recognition through the following steps: (i) identification of the contract or contracts with a customer, (ii) identification of the performance obligations within the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations within the contract, and (v) recognition of revenue as the performance obligation has been satisfied.

Our contracts with customers are predominately accounted for as one performance obligation, as the majority of the obligations under the contracts relate to single projects. For each contract entered into, we determine the transaction price based on the consideration expected to be received. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. We believe that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

We recognize revenue over time as a result of the continuous transfer of control of our product to the customer using the output method based on units manufactured. This continuous transfer of control to the customer is supported by clauses in the contracts that provide rights to payment of the transaction price associated with work performed to date on products that do not have an alternative use to us. The accounting for each contract involves a process of estimating total sales, costs, and profit for each performance obligation. Cost of revenue is recognized based on the unit of production. The amount reported as revenue is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of revenue. We believe that recognizing revenue using the output method based on units manufactured best depicts the extent of transfer of control to the customer. Certain contracts contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach specified milestones. We typically bill retainage amounts as work is performed. Retainage provisions are not considered a significant financing component because they are intended to protect the customer in the event that some or all of the obligations under the contract are not completed. We had outstanding retainage billings of $2.8 million and $1.5 million as of December 31, 2020 and 2019, respectively.

We have elected to adopt certain practical expedients and exemptions as allowed under the new revenue recognition guidance such as (i) recording sales commissions as incurred because the amortization period is less than one year, (ii) excluding any collected sales tax amounts from the calculation of revenue, and (iii) accounting for shipping and handling activities that are incurred after the customer has obtained control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated.

Revenue Recognition - 2018
During the year ended December 31, 2018, the Company recognized revenue net of returns and allowances when persuasive evidence of an arrangement existed; price was fixed and determinable; title and risk passed to its customers, which typically occurs upon shipment of its products; and collectability was reasonably assured.

Equity-Based Compensation
The Company accounts for equity grants to employees (Class C units) as equity-based compensation. The Class C units contain vesting provisions as defined in the agreement. Vested units do not forfeit upon termination and represent a residual interest in the Company. Equity-based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to members’ equity. However, the amount of equity-based compensation at any date is at least equal to the portion of the grant date value of the award that is vested.

In May 2020, the Company issued 11,150,000 Class C units to certain employees of the Company of which approximately 77% were vested on the grant date. The fair value of such units was determined by management with the assistance of a third party valuation by considering a number of factors, including comparable companies, operating and financial performance, the lack of liquidity of the units, and general and industry specific economic outlook, amongst other factors. The grant date fair value of the Class C granted during 2020 was $0.74 per unit.

In November 2020, the Company modified the vesting period of the Class C units to immediately accelerate vesting of any unvested Class C units.

For the year ended December 31, 2020 the Company recognized $8.3 million in equity-based compensation. At December 31, 2020, the Company had no unrecognized compensation costs related to Class C units as a result of the November 2020 modification. There were no forfeitures during 2020.

Inventory Valuation
Inventories consist of raw materials. Inventories are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average cost method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in steel and aluminum prices and customer concentrations. We do not hold or issue financial instruments for trading purposes.

Concentrations of Major Customers
Our customers include EPCs, utilities, solar developers, and solar module manufacturers, but we derive the majority of our revenue from the sale of products to EPCs. Our EPC customers typically construct multiple projects for several different owners. For the year ended December 31, 2020, our largest customer and five largest customers constituted approximately 22% and 65% of total revenue, respectively. For the year ended December 31, 2020, our two largest customers represented approximately 40% of revenue and were the only customers that constituted greater than 10% of total revenue. The loss of any one of our top five customers could have a material adverse effect on our financial conditions and results of operations. Further, our trade accounts receivable are from companies within the solar industry and, as such, we are exposed to normal industry credit risks. As of December 31, 2020, our largest customer and five largest customers constituted 14% and 55% of trade accounts receivable, respectively. We do not require collateral on our customers’ trade receivables. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

Commodity Price Risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, including copper, that are used in our products. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if we are unable to recover such increases from our customers and could harm our business, financial condition and results of operations.

Interest Rate Risk
As of December 31, 2020, our long-term debt totaled $358.8 million. We have interest rate exposure with respect to the $358.8 million balance as it is all variable interest rate debt. A 100 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $3.6 million.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

In addition, because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Executive Officers and Board of Directors
The following table sets forth certain information concerning the individuals who serve as our executive officers and directors.

Name	Age	Position(s) Held
Jason Whitaker	41	Chief Executive Officer and Director
Dr. Philip Garton	60	Chief Financial Officer
John White	55	Chief Operating Officer
Alan Neal	60	Chief Technology Officer
Mehgan Peetz	38	General Counsel
Frank Cannova	30	Director
Brad Forth	55	Director*, Chairman
Peter Jonna	35	Director
Jason Lee	45	Director
Dean Solon	56	Director
Peter Wilver	61	Director*

———
*Our board of directors has determined that this director is independent under the standards of Nasdaq.

Jason Whitaker has been our Chief Technology Officer from October 2009 to September 2017, President and Chief Technology Officer from September 2017 to December 2019, and President and Chief Executive Officer from January 2020 to date. Prior to joining the Company, Mr. Whitaker served as Co-Owner at Thunder Heart Performance Corp. with varying roles in Operations and Engineering between 1994 and 2009. Mr. Whitaker holds a Bachelor of Science degree in Mechanical Engineering from Tennessee

Technological University. Mr. Whitaker was nominated to serve on our board of directors because of his extensive senior leadership experience and comprehensive knowledge of our business and perspective of our day-to-day operations.

Dr. Philip Garton joined the Company as Chief Financial Officer in December 2017 with more than 25 years of experience in senior financial roles at numerous global organizations. Prior to joining the Company, Dr. Garton served as the Chief Financial Officer for several manufacturing and distribution companies, including JM Swank, LLC between 2016 and 2017 and Springs Window Fashions between 2009 and 2015. Dr. Garton is a Certified Public Accountant and a Chartered Global Management Accountant. Dr. Garton holds a Bachelor of Arts degree in Economics and a Bachelor of Business Administration degree in Accounting from Southern Methodist University, a Master of Business Administration degree in Finance from Southern Methodist University, a Master of Business Administration degree from Cornell University’s Samuel Curtis Johnson Graduate School of Management, and a Doctor of Business Administration degree from the University of Florida’s Warrington College of Business.

John White joined the Company as our Chief Operating Officer in 2018. Prior to joining the Company, Mr. White served as Director of Manufacturing/Business Development at Synapse Wireless from 2008 until 2018, as Vice President of Engineering and Manufacturing Operations at Modular Process Technology from 2000 until 2008, as Senior Manager of Network & Storage and Director of Manufacturing and Director of US Field Service Engineering at Intergraph from 1994 until 2000, as Principal Application Engineer at Conner Peripherals from 1993 until 1994, as Director of Engineering/Operations at Disc & Tape Services from 1991 until 1993, as Senior Quality Engineer at Wang Laboratories from 1988 until 1991, and as Electrical Engineer at Disc Technology from 1986 until 1988. Mr. White holds a Bachelor of Science degree in Electrical Engineering with a concentration in Computer Science from the University of Lowell, and is also an inventor in 3 patents.

Alan Neal joined the Company as our Chief Technology Officer in November 2020. Prior to joining the Company, Mr. Neal served as Engineer at Motorola GEG from 1983 until 1988, as Lead Software Product Engineer at Allen-Bradley from 1988 until 1990, as Engineering Manager at Cincinnati Milacron from 1990 until 1998, as Director of Engineering at Square D Schneider Electric from 1998 until 2004, as Division VP Engineering at Ametek from 2004 until 2009, as VP Engineering & Technology at Thomas & Betts from 2009 until 2017, as VP Engineering at Leviton Manufacturing Company from 2017 until 2019, and most recently, as Managing Director at Pinpoint Manufacturing Company from 2019 until November 2020. Mr. Neal holds a Bachelor of Science degree in Electrical and Electronics Engineering from The Ohio State University, a Master of Science in Electrical Engineering degree from Arizona State University and a Master of Business Administration degree from Duke University.

Mehgan Peetz joined the Company as our General Counsel in December 2020. Prior to joining the Company, Ms. Peetz served as the Deputy General Counsel & Assistant Corporate Secretary at SmileDirectClub from August 2019 until December 2020 and as Commercial Counsel at Current, powered by GE, and GE Lighting from September 2015 to June 2019 (known as GE Lighting and Current, powered by GE, between September 2015 and March 2016). Prior to her service as in-house counsel, Ms. Peetz was an associate at Kirkland & Ellis LLP from June 2008 to July 2014 and Ropes & Gray LLP from July 2014 to July 2015. Ms. Peetz holds a Bachelor of Arts degree in Pre-Medical Studies and Psychology from the University of Notre Dame and a Doctor of Law degree from the University of Michigan Law School.

Frank Cannova is a Vice President at Oaktree, where he is responsible for sourcing, executing and overseeing investments in leading companies in the energy, utility and industrials sectors for the Power Opportunities investment strategy at Oaktree. Mr. Cannova currently serves on the boards of Array

Technologies and Renewable Energy Infrastructure Group. Mr. Cannova previously served on the board of directors of Contract Land Staff. Prior to joining Oaktree in 2015, Mr. Cannova was an associate in the private equity group of Sun Capital Partners, responsible for evaluating investments across the consumer, business services and industrial sectors. Mr. Cannova began his career as an investment banking analyst with Imperial Capital providing M&A and leveraged finance advisory services. Mr. Cannova received a Bachelor of Science degree in chemical engineering from University of California, Los Angeles. Mr. Cannova was nominated to serve on our board of directors because of his expertise in the areas of finance and energy.

Brad Forth has been a Senior Advisor to Oaktree’s GFI Energy Group since 2016. Mr. Forth helps the team anticipate growth opportunities in the power, utility and energy sectors, and invest its capital in leading companies, helping management teams to accelerate the growth of their businesses. Mr. Forth has spent his entire career in the energy industry. Mr. Forth began his career as a design engineer at Power Measurement, Inc. in 1988, where he was responsible for pioneering research in the field of digital power metering and energy management systems. Mr. Forth remained at Power Measurement in various capacities for 18 years, the last nine as its Chief Executive Officer from 1999 to 2005. In 2006, Mr. Forth joined GFI Energy Group as a Partner until 2009. Mr. Forth was a Managing Director at Oaktree from 2009 to 2016. Mr. Forth was a former board member of Xantrex Technology, The Kirlin Group and OpTerra Energy Group, and a former board chair of GT Solar Incorporated, Turbine Generator Maintenance, Cannon Technologies, GoodCents and TenK Solar. Mr. Forth is currently a board member of Array Technologies, a publicly held solar tracking and solutions company. Mr. Forth received a Bachelor of Electrical Engineering degree from the University of Victoria in Canada. Mr. Forth was winner of the 2002 Ernst and Young award for “Pacific Entrepreneur of the Year – Technology and Communications” and has been a member of Young Presidents’ Organization since 1998. Mr. Forth was nominated to serve as the chairman of our board of directors because of his expertise in the energy industry.

Peter Jonna has worked in Oaktree’s GFI Energy Group since 2013, where he is responsible for sourcing, executing and overseeing investments in leading companies in the energy, utility and industrials sectors. Mr. Jonna has been a Managing Director at Oaktree since January 2020. Mr. Jonna’s prior positions include serving as a Senior Vice President from July 2017 to January 2020 and as a Vice President from July 2015 to July 2017. Mr. Jonna presently serves on the boards of directors of: Building Infrastructure Solutions Group, a privately held building services company; Renewable Energy Infrastructure Group, a privately held renewable energy services company; Montrose Environmental Group, Inc., a publicly held environmental services company; Infrastructure & Energy Alternatives, Inc., a publicly held infrastructure construction company; and Array Technologies, a publicly held solar tracking and solutions company. Mr. Jonna previously served on the board of directors of Sterling Lumber Company. Prior to joining Oaktree, Mr. Jonna was an investment analyst in the Americas investment team of the UBS Infrastructure Asset Management strategy, investing directly in energy, power and transportation infrastructure assets. Mr. Jonna began his career as a project development engineer in Skanska’s Large Projects Group which focused on developing and constructing public private partnerships and infrastructure development projects. Mr. Jonna earned an M.S. in civil engineering from Stanford University and a B.S. in civil engineering from University of California, Los Angeles. Mr. Jonna was nominated to serve on our board of directors because of his expertise in the energy, utility and industrials sectors.

Jason Lee is a Managing Director and Co-portfolio Manager at Oaktree where he is responsible for managing the Power Opportunities investment strategy, focused on private equity investments in leading companies serving the energy and utility sectors. Mr. Lee is responsible for the overall management of the group and its investing activities, including setting investment strategy, sourcing and executing investment opportunities and board oversight of the group’s portfolio companies. Mr. Lee has worked at Oaktree since 2009. Mr. Lee currently serves on the boards of NAPEC and Array Technologies, a publicly held solar tracking and solutions company. Prior to Oaktree, Mr. Lee worked for a number of years as an executive in the perational management of several companies, some of which he co-founded, and has advised a number of companies and government organizations in the areas of entrepreneurial strategy, investments and finance. Mr. Lee began his career at J.P. Morgan’s technology, media and telecom investment banking practice. Mr. Lee received his Bachelor of Science degree from the University of California, Berkeley and an M.B.A. from the UCLA Anderson School of Management where he serves as a member of the finance faculty and teaches courses on corporate finance, entrepreneurship and private equity. Mr. Lee was nominated to serve on our board of directors because of his expertise in the areas of finance and energy.

Dean Solon founded Shoals Technologies Group in 1996. Mr. Solon was our Chief Executive Officer and president between November 1996 and December 2019. Mr. Solon has continued to be an employee and director of the Company in a founder capacity since stepping down as Chief Executive Officer. Mr. Solon was nominated to serve on our board of directors because of his extensive solar energy and balance of systems experience, extensive senior leadership experience and comprehensive knowledge of our business and perspective of our day-to-day operations.

Peter Wilver joined the Company as a director in January 2021. Mr. Wilver was Executive Vice President and Chief Administrative Officer of Thermo Fisher Scientific Inc. (“Thermo Fisher”), a leading provider of laboratory products and services, from August 2015 until his retirement in March 2017 and had previously spent 11 years as the Chief Financial Officer of Thermo Fisher (formerly Thermo Electron) from October 2004 until July 2015. Before joining Thermo Electron in 2000, Mr. Wilver held financial leadership roles at General Electric and Grimes Aerospace Company, and at Honeywell International, where he most recently served as Vice President and Chief Financial Officer of the electronic materials business. Mr. Wilver currently serves on the Board of Directors of CIRCOR International, where he is a member of the Audit and Compensation Committees, and Evoqua Water Technologies, where he is Chair of the Audit Committee and a member of the Compensation Committee, and previously Tenet Healthcare, where he was a member of the Audit and Human Resources Committees. Mr. Wilver is a certified public accountant. Mr. Wilver’s qualifications to sit on the Board include his experience in strategic planning and business development as well as in leading the financial, accounting and investor relations functions of large, multi-national manufacturing companies. Mr. Wilver holds a Bachelor of Science in Business Administration degree (summa cum laude) in Accounting from The Ohio State University.

Corporate Governance
Board of Directors
Our board of directors consists of seven individuals, including one chairman, and one vacancy. Our board of directors has determined Brad Forth and Peter Wilver to be independent directors under the standards of Nasdaq.

Our certificate of incorporation provides that our board of directors will be divided into three classes of directors, with the classes to be as nearly equal in number as possible, and with the directors serving three-year terms. Our board of directors is divided among the three classes as follows:
•Our class I director is Peter Wilver, while the other Class I seat is vacant. The Class I term will expire at the first annual meeting of stockholders.
•Our class II directors are Frank Cannova, Jason Lee and Jason Whitaker, and their terms will expire at the second annual meeting of stockholders.
•Our class III directors are Brad Forth, Dean Solon and Peter Jonna, and their terms will expire at the third annual meeting of stockholders.

Our certificate of incorporation provides that any newly created directorship on our board of directors that results from an increase in the number of directors and any vacancy occurring in our board of directors may only be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director (and not by the stockholders). We also entered into a stockholders agreement with the Continuing Equity Owners and Oaktree which governs matters related to our corporate governance, rights to nominate and designate directors and additional matters.

Committees of the Board of Directors
Our board of directors has established audit, compensation, and nominating and corporate governance committees. The composition, duties and responsibilities of these committees are set forth below. Our board of directors may from time to time establish certain other committees to facilitate the management of the Company.

Audit Committee
The audit committee is responsible for, among other matters, (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm its independence from us; (3) reviewing with our independent registered public accounting firm the matters required to be reviewed by applicable auditing requirements; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (6) reviewing and monitoring our internal controls, disclosure controls and procedures and compliance with legal and regulatory requirements; and (7) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, auditing and federal securities law matters.

Our audit committee consists of Peter Wilver, Brad Forth and Jason Lee, with Peter Wilver serving as chairman. Rule 10A-3 of the Exchange Act and Nasdaq rules require us to have one independent audit committee member upon the listing of our Class A common stock on Nasdaq, a majority of independent directors within 90 days of the date of listing and all independent audit committee members within one year of the date of listing. We intend to comply with the independence requirements within the time periods specified. Presently, Peter Wilver and Brad Forth are independent audit committee members and our board of directors has determined that Peter Wilver is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The audit committee’s written charter is available on our website.

Compensation Committee Interlocks and Insider Participation
The compensation committee is responsible for, among other matters, (1) reviewing officer and executive compensation goals, policies, plans and programs; (2) reviewing and approving or recommending to our board of directors or the independent directors, as applicable, the compensation of our directors, Chief Executive Officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our officers and other key executives; and (4) appointing and overseeing any compensation consultants.

Our compensation committee consists of Brad Forth, Peter Wilver and Peter Jonna, with Brad Forth serving as chairman. The composition of our compensation committee meets the requirements for independence under current rules and regulations of the SEC and Nasdaq. Each member of the compensation committee is also a nonemployee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The compensation committee’s written charter is available on our website.

Nominating, Governance and Compensation Committee
The nominating and corporate governance committee is responsible for, among other matters, (1) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (2) overseeing the organization of our board of directors to discharge the board’s duties and responsibilities properly and efficiently; (3) developing and recommending to our board of directors a set of corporate governance guidelines and principles; and (4) reviewing and approving related person transactions.

Our nominating and corporate governance committee consists of Brad Forth, Peter Wilver and Peter Jonna, with Brad Forth serving as chairman. The composition of our nominating and corporate governance committee meets the requirements for independence under current rules and regulations of the SEC and Nasdaq. The nominating and corporate governance committee’s written charter is available on our website.

Code of Business Conduct and Ethics
We maintain a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code is available on our website.

Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the Nasdaq.

Item 11. Executive Compensation

We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years. Further, our reporting obligations extend only to the following “Named Executive Officers,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers at the end of the fiscal year ended December 31, 2020 (the “2020 Fiscal Year”) and at the end of the fiscal year ended December 31, 2019 (the “2019 Fiscal Year”).

Named Executive Officers for the 2020 Fiscal Year
Name	Principal Position in 2020
Jason Whitaker	Chief Executive Officer
Philip Garton	Chief Financial Officer
Mehgan Peetz	General Counsel

Named Executive Officers for the 2019 Fiscal Year
Name	Principal Position in 2019
Dean Solon	Chief Executive Officer
Jason Whitaker	President
Philip Garton	Chief Financial Officer

Summary Compensation Table
The following table summarizes the compensation awarded to, earned by or paid to our Named Executive Officers for the 2019 Fiscal Year and 2020 Fiscal Year.

Name and Principal Position	Year	Salary ($) (2)	Bonus ($) (3)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
Dean Solon (1) (Chief Executive Officer)	2019	$150,000	$45,000	$—	$—	$195,000
Jason Whitaker (Chief Executive Officer)	2020	$100,000	$143,826	$1,850,000	$7,525	$2,101,351
(President)	2019	$105,769	$143,825	$—	$11,014	$260,608
Philip Garton (Chief Financial Officer)	2020	$200,000	$53,076	$1,110,000	$22,771	$1,385,847
	2019	$203,077	$51,000	$—	$30,310	$284,387
Mehgan Peetz (General Counsel)	2020	$1,346	$200,000	$—	$—	$201,346

—–—–
(1)    Mr. Solon ceased to be Chief Executive Officer as of December 31, 2019 and Mr. Whitaker was appointed Chief Executive Officer as of January 1, 2020.
(2)    Amounts in this column reflect (i) the base salary earned by each Named Executive Officer in the 2019 Fiscal Year and 2020 Fiscal Year and (ii) for Messrs. Whitaker and Garton in the 2019 Fiscal Year, payments in the amount of $5,769 and $3,077, respectively, that were made in lieu of unused accrued paid vacation time.
(3)     Amounts in this column reflect (i) with respect to the 2020 Fiscal Year, (a) discretionary bonuses paid to Messrs. Whitaker and Garton and (b) a signing bonus paid to Ms. Peetz and (ii) with respect to the 2019 Fiscal Year, discretionary bonuses paid to the Named Executive Officers. These discretionary bonuses were not based on any specific pre-established performance measures.
(4)     Amounts reported in the “Option Awards” column reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of Class C Common Units of Shoals Parent granted to Messrs. Whitaker and Garton during the 2020 Fiscal Year that are held through Shoals Management Holdings LLC. The Class C Common Units represent membership interests in Shoals Parent that are intended to constitute profits interests for federal income tax purposes. Despite the fact that the Class C Common Units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” Please see Note 11 “Equity-Based Compensation” in the Shoals Parent consolidated financial statements for additional details regarding these awards.
(5)     Amounts in this column reflect (i) in the case of Mr. Whitaker, the annual amount of his car lease payment paid by Shoals Technologies Group, LLC in the 2020 Fiscal Year and 2019 Fiscal Year and (ii) in the case of Mr. Garton, commuting expenses between his residence and our headquarters in Portland, Tennessee in the 2020 Fiscal Year and 2019 Fiscal Year.

Narrative Disclosure to the Summary Compensation Table

Employment Agreements
In December 2020, the Company’s subsidiary, Shoals Technologies Group, LLC (the “Employer”), entered into employment agreements with each of the Named Executive Officers that memorialize each Named Executive Officer’s base salary, target bonus opportunity, paid vacation, reimbursement of reasonable business expenses and eligibility to participate in the Employer’s benefit plans generally.

Messrs. Whitaker’s and Garton’s and Ms. Peetz’s annualized base salaries as of January 1, 2021 are $435,000, $300,000 and $350,000, respectively, and, beginning in 2021, their target annual bonuses are 50%, 50% and 35%, respectively, of their annualized base salaries. The annual bonuses will be earned based on the achievement of performance targets established by the board of directors of Shoals Parent for each applicable calendar year. A portion of the annual bonus may be, at the discretion of the board of directors of Shoals Parent or a committee thereof, paid in the form of vested equity in the Company under the LTIP. Each Named Executive Officer will be eligible to receive awards under the LTIP on such terms and conditions as the board of directors of the Company or a committee thereof determines. In addition, Ms. Peetz was paid a one-time signing bonus of $200,000 and she received a one-time award of restricted stock units under the LTIP (the “Peetz RSUs”) with a grant date value of $1,500,000. A portion of the Peetz RSUs with a grant date value of $400,000 vested immediately upon grant. On each anniversary of the grant date, 25% of the remaining Peetz RSUs will vest subject to Ms. Peetz’s continued employment through each applicable vesting date.

Each employment agreement includes a “best-net” cutback provision that provides that, in the event any payments or benefits provided under the agreement or any other arrangement with the Employer or its affiliates constitute “parachute payments” within the meaning of Section 280G of the Code, then such payments and/or benefits will either be (i) provided to the Named Executive Officer in full or (ii) reduced to the extent necessary to avoid the excise tax imposed by Section 4999 of the Code, whichever results in the Named Executive Officer receiving a greater amount on an after-tax basis.

Each employment agreement provides for certain severance benefits upon a resignation by the Named Executive Officer for “good reason” or upon a termination by the Employer without “cause.” Please see the section entitled “Additional Narrative Disclosure—Potential Payments Upon Termination” below for more details regarding the severance benefits each Named Executive Officer is eligible to receive.

Long Term Incentive Compensation
Messrs. Whitaker and Garton have been granted long-term incentives in the form of Class C Common Units in Shoals Parent that are held through Shoals Management Holdings LLC. The Class C Common Units are intended to be profits interests for federal income tax purposes and represent the right to receive distributions from Shoals Parent after the members of Shoals Parent have received a return of their contributed capital. Whitaker and Garton hold LLC Interests through Shoals Management Holdings LLC.

Outstanding Equity Awards
The following table reflects information regarding outstanding equity-based awards held by Messrs. Whitaker and Garton as of December 31, 2020. Mr. Solon and Ms. Peetz did not hold any equity awards as of December 31, 2020.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date (2)
Jason Whitaker	2,500,000	—	N/A	N/A
Philip Garton	1,500,000	—	N/A	N/A

—–—–
(1)     The equity awards disclosed in this table are Class C Common Units in Shoals Parent LLC that are held by Messrs. Whitaker and Garton through Shoals Management Holdings LLC, which are intended to be profits interests for federal income tax purposes. Despite the fact that the Class C Common Units do not require the payment of an exercise price or have an option expiration date, we believe they are economically similar to stock options and, as such, they are reported in this table as “Option” awards. All of the outstanding Class C Common Units were fully vested upon November 2020 modification and are reflected as “Exercisable.”

(2)     These equity awards are not traditional options, and therefore, there is no exercise price or option expiration date associated with them.

Additional Narrative Disclosure
Retirement Benefits
We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently make available a retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees, including the Named Executive Officers, can make voluntary pre-tax contributions, if eligible. We have historically not made any matching or other employer contributions to employees’ accounts under the plan. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted for changes in the cost of living. In 2021 we amended our retirement plan to a Traditional Safe Harbor Plan in which we make matching contributions intended to qualify under the Safe Harbor Rules of the Internal Revenue Service.

Potential Payments Upon Termination
The employment agreements for the Named Executive Officers provide that upon a termination of a Named Executive Officer’s employment by the Employer without “cause” or by the Named Executive Officer with “good reason,” each as defined therein, subject to the Named Executive Officer’s execution of a fully effective release of claims in favor of the Employer and continued compliance with applicable restrictive covenants, the Named Executive Officer is eligible to receive base salary continuation payments and payment or reimbursement of a portion of continuation coverage premiums under the Company’s group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 for 12 months (24 months for Mr. Whitaker). In addition, Ms. Peetz is entitled to immediate vesting of the number of Peetz RSUs equal to (A) the number of full calendar quarters that have elapsed since the last vesting date preceding the date of termination, divided by 16, multiplied by (B) the number of Peetz RSUs originally granted. The employment agreements include a perpetual confidentiality and intellectual property assignment covenants. In addition, the agreements prohibit the Named Executive Officers from, during the term of employment and for a period of 24 months thereafter, (i) soliciting customers and employees of the Employer and its affiliates and (ii) competing against the Employer and its affiliates within certain geographical areas.

The employment agreements generally provide that “cause” means (i) the Named Executive Officer’s material breach of the employment agreement or any other agreement with the Employer or its affiliates, (ii) the Named Executive Officer’s breach of any policy or code of conduct established by the Employer or its affiliates, (iii) the Named Executive Officer’s violation of any law applicable to the workplace or the Employer or its affiliates (including any law regarding anti-discrimination, anti-harassment or anti-retaliation), (iv) the Named Executive Officer’s gross negligence, willful misconduct, breach of fiduciary duty, fraud, theft or embezzlement that has or could reasonably be expected to have an adverse effect on the Employer or its affiliates, (v) the commission by the Named Executive Officer of, or conviction or indictment of the Named Executive Officer for, or plea of nolo contendere by the Named Executive Officer to, any felony or any crime involving moral turpitude, or (vi) the Named Executive Officer’s willful failure or refusal to perform the Named Executive Officer’s duties or to follow any lawful directive from the Employer or the board of directors of Shoals Parent, subject to a 30-day cure right, if curable. The employment agreements generally provide that “good reason” means, subject to certain notice and cure conditions, (i) a material diminution in the Named Executive Officer’s base salary or authority, duties and responsibilities or (ii) the relocation of the Named Executive Officer’s principal place of employment by more than 50 miles.

Long-Term Incentive Plan
In order to incentivize our employees, our board of directors adopted a new long-term incentive plan (the “LTIP”) for employees, consultants and directors. Our Named Executive Officers are eligible to participate in the LTIP which provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, Shoals Parent awards and substitute awards intended to align the interests of service providers, including our Named Executive Officers, with those of our stockholders.

Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the LTIP, a number of shares of Class A common stock (including such number of Shoals Parent units that can be exchanged or converted into shares of Class A common stock) equal to 5% of the number shares of Class A common stock and Class B common stock outstanding at the closing of our IPO (on a fully diluted basis) were reserved for issuance pursuant to awards under the LTIP. The total number of shares reserved for issuance under the LTIP will be increased on January 1 of each of the first 10 calendar years during the term of the LTIP, by the lesser of (i) a number of shares of Class A common stock equal to 5% of the total number of shares of Class A common stock and Class B common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of the Company’s Class A common stock determined by our board of directors or compensation committee.

Director Compensation
We did not have any nonemployee directors who received compensation for their service on our board of directors and committees of our board of directors during 2020.

After the completion of our IPO, our nonemployee directors became eligible to receive compensation for their service on our board of directors consisting of an annual cash retainer and grant of fully-vested stock pursuant to the LTIP. The nonemployee directors who are employees of Oaktree have agreed or are otherwise obligated to transfer all or a portion of the compensation they receive for their service as directors to Oaktree. Each nonemployee director receives an annual cash retainer of $50,000, paid in four equal quarterly installments and prorated for any partial year of service on our board of directors. In addition, we expect that our nonemployee directors will receive an annual grant of fully vested stock with an aggregate grant date value of $150,000, plus the amounts set forth in the table below for their service on various committees, except that Brad Forth, the chairman of our board of directors, will receive an annual grant of fully vested stock with an aggregate grant date value of $450,000 without any additional amounts for his service on any committees. In recognition of his efforts to help consummate the IPO and in establishing the board of directors and it committees, Mr. Forth also received a grant of 375,000 restricted stock units that vest in equal installments over a period of four years, subject to the terms of the LTIP and the award agreement pursuant to which the restricted stock units were granted. Peter Wilver received a one-time award of restricted stock units that vest after one year with an aggregate grant date value of $100,000 upon the consummation of the IPO for his efforts in establishing the board of directors and its committees.

Committee/Role	Grant Date Value ($)
Audit Committee:
Chairperson	$25,000
Committee Member	$10,000
Compensation Committee:
Chairperson	$15,000
Committee Member	$7,000
Nominating and Corporate Governance Committee:
Chairperson	$15,000
Committee Member	$7,000

Our directors are reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Our directors are also entitled to the protection provided by the indemnification provisions in our bylaws. Our board of directors may revise the compensation arrangements for our directors from time to time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Information
The following table sets forth certain information regarding the beneficial ownership of our Class A common stock and Class B common stock as of March 1, 2021 with respect to:

•each person known by us to beneficially own 5% or more of the outstanding shares of our Class A common stock or our Class B common stock;
•each member of our board of directors and each named executive officer; and
•the members of our board of directors and our named executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that each person or entity named in the table below has sole voting and investment power with respect to all shares of common stock that he, she or it beneficially owns, subject to applicable community property laws.

Except as otherwise noted below, the address of each beneficial owner listed in the table below is c/o Shoals Technologies Group, Inc., 1400 Shoals Way, Portland, Tennessee 37148.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned		Combined Voting Power(1)
Name of Beneficial Owner	Shares	%	Shares	%	%
5% Stockholders:
Oaktree Power Opportunities Fund IV	4,977,751	5.3%	—	—	3.0%
Named Executive Officers and Directors:
Jason Whitaker(3)	—	—	2,150,950	2.9%	1.3%
Dr. Philip Garton(4)	—	—	1,290,570	1.8%	0.8%
Mehgan Peetz(5)	16,000	—%	—	—	—%
Frank Cannova	—	—	—	—	—
Brad Forth(6)	—	—	183,063	0.3%	0.1%
Peter Jonna	—	—	—	—	—
Jason Lee	—	—	—	—	—
Dean Solon(7)	—	—	63,080,582	86.3%	37.9%
Peter Wilver	—	—	—	—	—
All executive officers and directors as a group (11 individuals)	16,000	—%	66,705,165	91.3%	40.1%

—–—–
(1)    Represents the percentage of voting power of our Class A common stock and Class B common stock voting as a single class. Each share of Class A common stock entitles the registered holder to one vote per share, and each share of Class B common stock entitles the registered holder thereof to one vote per share on all matters presented to stockholders for a vote generally, including the election of directors. The Class A common stock and Class B common stock will vote as a single class on all matters except as required by law or our amended and restated certificate of incorporation.
(2)    Oaktree Power Opportunities Fund IV (Delaware) Holdings, L.P. (the “Selling Stockholder”) is beneficially owned by Oaktree Power Opportunities Fund IV, L.P. (the “Main Fund”) and Oaktree Power Opportunities Fund IV (Parallel), L.P. (the “Parallel Fund” and, together with the Main Fund, the “Oaktree Funds”), and is controlled by its general partner, Oaktree Fund GP, LLC. Oaktree Fund GP, LLC is in turn an affiliate of Oaktree Capital Management, L.P. (“OCM”), which is the investment manager of each of the Oaktree Funds. As a result, each of the Oaktree Funds and OCM may be deemed to have beneficial ownership of the shares owned by the Selling Stockholder. OCM’s asset management business is indirectly controlled by Oaktree Capital Group, LLC, or “OCG,” and Atlas OCM Holdings LLC, or “Atlas OCM.” As of November 9, 2020, approximately 61.8% of OCM’s business is indirectly owned by Brookfield Asset Management, Inc. (“Brookfield”) and the remaining approximately 38.2% is ultimately owned by current and former OCM executives and employees. Brookfield’s ownership interest in OCM’s business is held through OCG, Atlas OCM and other holding entities. Partners Limited is the sole owner of Class B limited voting shares of Brookfield. The current and former OCM executives and employees hold their interests through a separate entity, Oaktree Capital Group Holdings, L.P. The board of directors of OCG and of Atlas OCM is currently comprised of: (i) five Oaktree senior executives, Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank, and Sheldon M. Stone; (ii) three independent directors, Stephen J. Gilbert, D. Richard Masson, and Marna C. Whittington; and (iii) two Brookfield senior executives, Justin B. Beber and J. Bruce Flatt. The

Oaktree Funds, OCM, OCG, Atlas OCM and Brookfield and all such individuals expressly disclaim beneficial ownership of the shares held by the Selling Stockholder, except to the extent of their respective pecuniary interests therein. The address for OCM and Messrs. Marks, Karsh, Wintrob, Frank and Stone is c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. For more information, see “Organizational Structure” and “Certain Relationships and Related Party Transactions—History of Shoals Technologies Group, Inc. and Partnership with Oaktree and Dean Solon.”
(3)    Consists of 2,150,950 shares of Class B common stock held by Shoals Management Holdings LLC. Shoals Management Holdings LLC is controlled by its sole manager, Shoals Parent. Mr. Whitaker is the Chief Executive Officer of Shoals Parent and serves on the board of directors of Shoals Parent. As such, Mr. Whitaker may be deemed to have beneficial ownership of the shares held directly by Shoals Management Holdings LLC.
(4)    Consists of 1,290,570 shares of Class B common stock held by Shoals Management Holdings LLC. Shoals Management Holdings LLC is controlled by its sole manager, Shoals Parent. Dr. Garton is the Chief Financial Officer of Shoals Parent. As such, Dr. Garton may be deemed to have beneficial ownership of the shares held directly by Shoals Management Holdings LLC.
(5)    Consists of 16,000 restricted stock units.
(6)    Consists of 183,063 shares of Class B common stock held by Shoals Management Holdings LLC. Shoals Management Holdings LLC is controlled by its sole manager, Shoals Parent. Mr. Forth serves on the board of directors of Shoals Parent. As such, Mr. Forth may be deemed to have beneficial ownership of the shares held directly by Shoals Management Holdings LLC.
(7)    Consists of (i) 630,806 shares of Class B common stock held by Dean Solon, (ii) 20,816,592 shares of Class B common stock held by Solon Holdco I, GP and (iii) 41,633,184 shares of Class B common stock held by Solon Holdco II, GP. Each of Solon Holdco I, GP and Solon Holdco II, GP is controlled by its managing partner, Mr. Solon. As a result, Mr. Solon may be deemed to have beneficial ownership of the shares held directly by Solon Holdco I, GP and Solon Holdco II, GP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions to which we are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described under “Executive Compensation” and “Management—New Director Compensation Program.”

History of Shoals Technologies Group, Inc. and Partnership with Oaktree and Dean Solon
Dean Solon founded the business of the Company in 1996. On May 25, 2017, Oaktree purchased a majority of the ownership of Parent from Dean Solon. Dean Solon continues to hold a significant majority of the minority shareholding of the Company. Although Dean Solon is no longer involved in the day-to-day operations of the Company, he is a member of the board of directors of Parent, a member of the Company’s board of directors and participates with Oaktree in the overall leadership of the Company’s business.

Shoals Parent LLC Agreement
In connection with the IPO, Shoals Technologies Group, Inc. and the Continuing Equity Owners entered into the third amended and restated limited liability company agreement of Shoals Parent, the form of which is filed as an exhibit to this 10-K. Certain of our directors, executive officers, and beneficial owners of more than 5% of any class of our capital stock are Continuing Equity Owners and thus are parties to the Shoals Parent LLC Agreement.

As a result of the Organizational Transactions, including the entry into the Shoals Parent Agreement, we hold LLC Interests in Shoals Parent and are the sole manager of Shoals Parent. Accordingly, we operate and control all of the business and affairs of Shoals Parent and, through Shoals Parent and its operating subsidiaries, conduct our business.

As the sole manager of Shoals Parent, Shoals Technologies Group, Inc. has the right to determine when distributions will be made to the unit holders of Shoals Parent and the amount of any such distributions (subject to the requirements with respect to the tax distributions described below). If Shoals Technologies Group, Inc. authorizes a distribution, such distribution will be made to the holders of LLC Interests, including Shoals Technologies Group, Inc., pro rata in accordance with their respective ownership of Shoals Parent, provided that Shoals Technologies, Inc. as sole manager will be entitled to non-pro rata distributions for certain fees and expenses.

Shoals Technologies Group, Inc. is a holding company and its principal asset are a controlling equity interest in Shoals Parent. As such, Shoals Technologies Group, Inc. has no independent means of generating revenue. Shoals Parent is treated as a partnership for U.S. federal income tax purposes and, as such, will generally not be subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including Shoals Technologies Group, Inc. Accordingly, Shoals Technologies Group, Inc. will incur income taxes on its allocable share of any net taxable income of Shoals Parent and also incur expenses related to its operations. Pursuant to the Shoals Parent Agreement, Shoals Parent will make cash distributions to the owners of LLC Interests in an amount sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of the cumulative taxable losses of Shoals Parent that is allocated to them, each as determined by applying certain assumptions, to the extent cash is available to fund such distributions and previous tax distributions from Shoals Parent have been insufficient. In addition to tax expenses, Shoals Technologies Group, Inc. will also incur expenses related to its operations, plus payments under the Tax Receivable Agreement, which may be significant. Shoals Technologies Group, Inc. intends to cause Shoals Parent to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow Shoals Technologies Group, Inc. to pay its taxes and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.

The Shoals Parent Agreement generally does not permit transfers of LLC Interests by Continuing Equity Owners, except for transfers to permitted transferees, transfers pursuant to the redemption right described below, transfers approved in writing by us, as sole manager, and other limited exceptions. In the event of a permitted transfer, such Continuing Equity Owner will be required to simultaneously transfer shares of Class B common stock to such transferee equal to the number of LLC Interests that were transferred. The Shoals Parent Agreement also provides that, as a general matter, an Continuing Equity Owner will not have the right to transfer LLC Interests if Shoals Technologies Group, Inc. determines that such transfer would be prohibited by law or regulation, would violate other agreements with Shoals Technologies Group, Inc. to which the Continuing Equity Owner may be subject, or would cause or increase the possibility for Shoals Parent to be treated as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes.

As described in further detail below, the Continuing Equity Owners may from time to time (subject to the terms of the Shoals Parent Agreement) exercise a right to require redemption of LLC Interests in exchange for cash or, at our election, shares of our Class A common stock on a one-for-one basis. We may alternatively acquire such LLC Interests for shares of our Class A common stock or cash in connection with any exercise of such right. We intend to treat such acquisitions of LLC Interests as direct purchases of LLC Interests from the Continuing Equity Owners for U.S. federal income and other applicable tax purposes. Shoals Parent (and each of its subsidiaries classified as a partnership for U.S. federal income tax purposes) intends to have in place an election under Section 754 of the Code effective for each taxable year in which an exchange of LLC Interests for Class A common stock or cash occurs. As a result, an exchange of LLC Interests is expected to result in (1) an increase in our proportionate share of the existing tax basis of the assets of Shoals Parent and its flow-through subsidiaries and (2) an adjustment in the tax basis of the assets of Shoals Parent and its flow-through subsidiaries reflected in that proportionate share (“Basis Adjustments”).

Any increases in our share of tax basis as a result of the purchase of LLC Interests or LLC Interest exchanges will generally have the effect of reducing the amounts that we would otherwise be obligated to pay thereafter to various tax authorities. Such basis increases may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

The Shoals Parent Agreement provides a redemption right to the Continuing Equity Owners which entitles them to have their LLC Interests redeemed for, at our election (determined solely by a majority of our directors who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC interest so redeemed, in each case in accordance with the terms of the Shoals Parent Agreement; provided that, at our election (determined solely by a majority of our directors who are disinterested), we may effect a direct exchange by Shoals Technologies Group, Inc. of such Class A common stock or such cash, as applicable, for such LLC Interests. The Continuing Equity Owners may exercise such redemption right, subject to certain exceptions, for as long as their LLC Interests remain outstanding. In connection with the exercise of the redemption or exchange of LLC Interests (1) the Continuing Equity Owners will be required to surrender a number of shares of our Class B common stock registered in the name of such redeeming or exchanging Continuing Equity Owner, and therefore, will be transferred to the Company and will be canceled for no consideration on a one-for-one basis with the number of LLC Interests so redeemed or exchanged and (2) all redeeming members will surrender LLC Interests to Shoals Parent for cancellation.

Each Continuing Equity Owner’s exchange and redemption rights are subject to certain customary limitations, including the expiration of any contractual lockup period relating to the shares of our Class A common stock that may be applicable to such Continuing Equity Owner and the absence of any liens or encumbrances on such LLC Interests redeemed. Additionally, in the case we elect a cash settlement, such Continuing Equity Owner may rescind its redemption request within a specified period of time. Moreover, in the case of a settlement in Class A common stock, such redemption may be conditioned on the closing of an underwritten distribution of the shares of Class A common stock that may be issued in connection with such proposed redemption. In the case of a settlement in Class A common stock, such Continuing Equity Owner may also revoke or delay its redemption request if the following conditions exist: (1) any registration statement pursuant to which the resale of the Class A common stock to be registered for such Continuing Equity Owner at or immediately following the consummation of the redemption shall have ceased to be effective pursuant to any action or inaction by the SEC or no such resale registration statement has yet become effective; (2) we failed to cause any related prospectus to be supplemented by any required prospectus supplement necessary to effect such redemption; (3) we exercised our right to defer, delay or suspend the filing or effectiveness of a registration statement and such deferral, delay or suspension shall affect the ability of such Continuing Equity Owner to have its Class A common stock registered at or immediately following the consummation of the redemption; (4) such Continuing Equity Owner is in possession of any material non-public information concerning us, the receipt of which results in such Continuing Equity Owner being prohibited or restricted from selling Class A common stock at or immediately following the redemption without disclosure of such information (and we do not permit disclosure); (5) any stop order relating to the registration statement pursuant to which the Class A common stock was to be registered by such Continuing Equity Owner at or immediately following the redemption shall have been issued by the SEC; (6) there shall have occurred a material disruption in the securities markets generally or in the market or markets in which the Class A common stock is then traded; (7) there shall be in effect an injunction, a restraining order or a decree of any nature of any governmental entity that restrains or prohibits the redemption; (8) we shall have failed to comply in all material respects with our obligations under the Registration Rights Agreement, and such failure shall have affected the ability of such Continuing Equity Owner to consummate the resale of the Class A common stock to be received upon such redemption pursuant to an effective registration statement; or (9) the redemption date would occur three business days or less prior to, or during, a black-out period.

The Shoals Parent Agreement requires that in the case of a redemption by a Continuing Equity Owner we contribute cash or shares of our Class A common stock, as applicable, to Shoals Parent in exchange for an amount of newly-issued LLC Interests that will be issued to us equal to the number of LLC Interests redeemed from the Continuing Equity Owner. Shoals Parent will then distribute the cash or shares of our Class A common stock, as applicable, to such Continuing Equity Owner to complete the redemption. In the event of a redemption request by a Continuing Equity Owner, we may, at our option, effect a direct exchange by Shoals Technologies Group, Inc. of cash or our Class A common stock, as applicable, for such LLC Interests in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Interests that we own equals the number of our outstanding shares of Class A common stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

We may impose additional restrictions on exchanges or redemptions that we determine to be necessary or advisable so that Shoals Parent is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. As a holder exchanges LLC Interests and Class B common stock for shares of Class A common stock or a redemption transaction is effected, the number of LLC Interests held by Shoals Technologies Group, Inc. is correspondingly increased as it acquires the exchanged LLC Interests or funds the redemption transaction, and a corresponding number of shares of Class B common stock are cancelled.

The Shoals Parent Agreement also requires that Shoals Parent take actions with respect to its LLC Interests, including issuances, reclassifications, distributions, divisions, or recapitalizations, such that (i) we at all times maintain a ratio of one LLC Interest owned by us, directly or indirectly, for each share of Class A common stock issued by us, and (ii) Shoals Parent at all times maintains (a) a one-to-one ratio between the number of shares of Class A common stock issued by us and the number of LLC Interests owned by us and (b) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners. As such, in certain circumstances we, as sole manager, have the authority to take all actions such that, after giving effect to all issuances, transfers, deliveries, or repurchases, the number of outstanding LLC Interests we own equals, on a one-to-one basis, the number of outstanding shares of Class A common stock.

This summary does not purport to be complete and is qualified in its entirety by the provisions of the form of Shoals Parent Agreement, a copy of which has been filed as an exhibit to this 10-K.

Tax Receivable Agreement
We are parties to a tax receivable agreement with our Founder and Oaktree (the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for the payment by us to our Founder and Oaktree, collectively, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) Shoals Technologies Group, Inc.’s allocable share of existing tax basis acquired in connection with the Transactions (including Blocker’s share of existing tax basis) and increases to such allocable share of existing tax basis, (ii) certain increases in the tax basis of assets of Shoals Parent and its subsidiaries resulting from purchases or exchanges of LLC Interests and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement (collectively, the “Tax Attributes”). The payment obligations under the Tax Receivable Agreement are not conditioned upon any LLC Interest holder maintaining a continued ownership interest in us or Shoals Parent and the rights of our Founder and Oaktree under the Tax Receivable Agreement are assignable. We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize.

For purposes of the Tax Receivable Agreement, the tax benefit deemed realized by us will generally be computed by comparing our actual cash income tax liability to the amount of such taxes that we would have been required to pay had there been no Tax Attributes; provided that, for purposes of determining the tax benefit with respect to state and local income taxes, we will use simplifying assumptions. The Tax Receivable Agreement will generally apply to each of our taxable years, beginning with the taxable year that the Tax Receivable Agreement is entered into. There is no maximum term for the Tax Receivable Agreement and the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated with certain assumptions, including as to utilization of the Tax Attributes).

The actual Tax Attributes, as well as any amounts paid to our Founder and Oaktree under the Tax Receivable Agreement, will vary depending on a number of factors, including:
•the timing of any future exchanges—for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of Shoals Parent and its flow-through subsidiaries at the time of each exchange;
•the price of shares of our Class A common stock at the time of any future exchanges—the Basis Adjustments are directly related to the price of shares of our Class A common stock at the time of future exchanges;
•the extent to which such exchanges are taxable—if an exchange is not taxable for any reason, increased tax deductions as a result of the Section 754 election mentioned above will not be available to generate payments under the Tax Receivable Agreement;
•the amount and timing of our income—the Tax Receivable Agreement generally will require us to pay 85% of the tax benefits as and when those benefits are treated as realized by us under the terms of the Tax Receivable Agreement. If we do not have taxable income in a particular taxable year, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been actually realized. Nevertheless, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in future (and possibly previous) taxable years. The utilization of any such tax attributes will result in payments under the Tax Receivable Agreement; and
•applicable tax rates—the tax rates in effect at the time a tax benefit is recognized.

The payment obligations under the Tax Receivable Agreement are obligations of Shoals Technologies Group, Inc. and not of Shoals Parent. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the aggregate payments that we will be required to make to our Founder and Oaktree will be substantial. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Shoals Parent, and to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. We anticipate funding ordinary course payments under the Tax Receivable Agreement from cash flow from operations of Shoals Parent and its subsidiaries, borrowings under the New Senior Secured Credit Agreement and/or available cash.

We expect that the aggregate payments that we may make under the Tax Receivable Agreement will be substantial. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement to range over the next 15 years from approximately $2.2 million to $3.5 million per year based upon the redemptions in the IPO and Merger. Future payments in respect of subsequent exchanges or financing would be in addition to these amounts and are expected to be substantial. The foregoing numbers are merely estimates—the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to Shoals Technologies Group, Inc. by Shoals Parent are not sufficient to permit Shoals Technologies Group, Inc. to make payments under the Tax Receivable Agreement after it has paid taxes.

The Tax Receivable Agreement generally provides that if (1) certain mergers, asset sales, other forms of business combination, or other changes of control were to occur; (2) we materially breach any of our material obligations under the Tax Receivable Agreement; or (3) we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate, and our obligations, or our successor’s obligations, under the Tax Receivable Agreement will accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement and, to the extent applicable, that any LLC Interests that have not been exchanged are deemed exchanged for the fair market value of our Class A common stock at the time of termination.

As a result of a change of control, material breach, or our election to terminate the Tax Receivable Agreement early, (1) we could be required to make cash payments to our Founder and Oaktree that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (2) we generally will be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, we will not be reimbursed for any cash payments previously made to our Founder and Oaktree pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently disallowed, in whole or in part, by the IRS or other applicable taxing authority. For example, if the IRS later asserts that we did not obtain a tax basis increase, among other potential challenges, then we would not be reimbursed for any cash payments previously made to our Founder and Oaktree pursuant to the Tax Receivable Agreement with respect to such tax benefits that we had initially claimed. Instead, any excess cash payments made by us pursuant to the Tax Receivable Agreement will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. Nevertheless, any tax benefits initially claimed by us may not be disallowed for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. Accordingly, there may not be sufficient future cash payments against which to net. The applicable U.S. federal income tax rules are complex, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Under the Tax Receivable Agreement, we are required to provide Oaktree (or its successor) with a schedule setting forth the calculation of payments that are due under the Tax Receivable Agreement with respect to each taxable year in which a payment obligation arises within ninety (90) days after filing our U.S. federal income tax return for such taxable year. This calculation will be based upon the advice of our tax advisors. Payments under the Tax Receivable Agreement will generally be made within five (5) days after this schedule becomes final pursuant to the procedures set forth in the Tax Receivable Agreement, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points per annum from the due date (without extensions) of such tax return. Any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest at a rate of LIBOR plus 500 basis points per annum until such payments are made, generally including any late payments that we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time at which they originally arose.

This summary does not purport to be complete and is qualified in its entirety by the provisions of the form of Tax Receivable Agreement, a copy of which has been filed as an exhibit to this 10-K.

Other Related Party Transactions
George Solon and Valerie Solon, brother and sister of our Founder, respectively, are each employed by Shoals Technologies Group, LLC, a Tennessee limited liability company and one of our subsidiaries. George Solon serves as the facilities manager of Shoals Technologies Group, LLC and Shoals Technologies, LLC, one of our subsidiaries (“Shoals Technologies”), and received an annual base salary of $100,000 for the 2019 calendar year and $100,000 for the 2020 calendar year for services rendered and a grant of 7,863 restricted stock units that vest in equal installments over a period of four years, subject to the terms of the LTIP and the award agreement pursuant to which the restricted stock units are granted. During the 2020 Fiscal Year, George Solon was granted Class C Common Units of Shoals Parent that are held through Shoals Management Holdings LLC with an aggregate grant date fair value of $1,100,000, computed in accordance with FASB ASC Topic 718. Please see Note 11 “Equity-Based Compensation” in the Shoals Parent consolidated financial statements for additional details regarding this award. Valerie Solon serves as the Chief Administrative Officer of Shoals Technologies Group, LLC and Shoals Technologies, LLC and received an annual base salary of $100,000 for the 2019 calendar year and $100,000 for the 2020 calendar year. In addition, Valerie Solon received a bonus of $700,000 during the 2020 calendar year for services rendered and a grant of 467,154 restricted stock units that vest in equal installments over a period of four years, subject to the terms of the LTIP and the award agreement pursuant to which the restricted stock units are granted.

Stockholders Agreement
We are party to a stockholders agreement with the Continuing Equity Owners and Oaktree (the “Stockholders Agreement”). The Stockholders’ Agreement governs matters related to our corporate governance, rights to nominate and designate directors and additional matters.

The Stockholders Agreement provides that for so long as Oaktree owns at least 20% of the outstanding equity securities of the Company that are not shares of our Class A common stock awarded under the LTIP or other incentive equity plan (the “Plan Shares”), Oaktree is entitled to nominate three directors for election to our board of directors; for so long as Oaktree owns at least 15% but less than 20% of the outstanding equity securities of the Company that are not Plan Shares, Oaktree is entitled to nominate two directors for election to our board of directors; and for so long as Oaktree owns at least 10% but less than 15% of the outstanding equity securities of the Company that are not Plan Shares, Oaktree is entitled to nominate one director for election to our board of directors. The Stockholders Agreement also provides that for so long as the Founder owns at least 10% of the outstanding equity securities of the Company that are not Plan Shares, the Founder is entitled to nominate one director for election to our board of directors.

Pursuant to the Stockholders Agreement, the Company will use its best efforts to cause the election of the slate of nominees recommended by our board of directors which, subject to the fiduciary duties of the directors, will include the persons nominated by Oaktree and the Founder in accordance with the Stockholders Agreement. Subject to the terms of the Stockholders Agreement, the Continuing Equity Owners and Oaktree agree to vote their shares in favor of the election of the director nominees designated by Oaktree and the Founder.

At the current ownership levels, as of March 12, 2021, Oaktree is not entitled to nominate any director and the Founder is entitled to nominate one director for election to our board of directors. The Founder currently serves on our board of directors as the initial designee of the Founder. The size of our board of directors is currently eight, consisting of seven individuals, including one as chairman, and one vacancy. One board seat will remain vacant. In the event that an Oaktree designee or the Founder designee ceases to serve as a director, Oaktree or the Founder, as applicable, will be entitled to designate another nominee to fill the resulting vacancy.

The Stockholders’ Agreement will terminate as it relates to each stockholder at such time as such stockholder ceases to own any equity securities of the Company, except for the rights that will survive cessation of ownership of equity securities, including the rights of Oaktree and the Founder under the Registration Rights Agreement. For a description of the Registration Rights Agreement, see “Certain Relationships and Related Party Transactions—Registration Rights Agreement.”

This summary does not purport to be complete and is qualified in its entirety by the provisions of our form of Stockholders Agreement, a copy of which has been filed as an exhibit to this 10-K.

Limitation of Liability and Indemnification of Officers and Directors
Our certificate of incorporation and bylaws indemnify our directors and officers to the full extent permitted by the DGCL and our certificate of incorporation also allows our board of directors to indemnify other employees. This indemnification extends to the payment of judgments in actions against officers and directors and to reimbursement of amounts paid in settlement of such claims or actions and may apply to judgments in favor of the corporation or amounts paid in settlement to the corporation. This indemnification also extends to the payment of attorneys’ fees and expenses of officers and directors in suits against them where the officer or director acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, he or she had no reasonable cause to believe his or her conduct was unlawful. This right of indemnification is not exclusive of any right to which the officer or director may be entitled as a matter of law and shall extend and apply to the estates of deceased officers and directors.

We maintain a directors’ and officers’ insurance policy. The policy insures directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers. The policy contains various exclusions that are normal and customary for policies of this type.

We believe that the limitation of liability and indemnification provisions in our certificate of incorporation, bylaws and insurance policies are necessary to attract and retain qualified directors and officers. However, these provisions may discourage derivative litigation against directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required or allowed by these limitation of liability and indemnification provisions.

We are party to customary indemnification agreements with each of our executive officers and directors that provide them, in general, with customary indemnification in connection with their service to us or on our behalf.

Review, Approval or Ratification of Transactions with Related Persons
The audit committee of our board of directors has primary responsibility for reviewing and approving transactions with related parties. Our audit committee charter provides that the audit committee shall review and approve in advance any related party transactions.

We have a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our voting stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest, is not permitted to enter into a related party transaction with us without the consent of our audit committee, subject to the exceptions described below. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our audit committee is expected to determine that certain transactions will not require audit committee approval, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a non-executive employee or beneficial owner of less than 5% of that company’s shares, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.

Item 14. Principal Accountant Fees and Services

Audit and Other Fee Information
Set forth below is a summary of certain fees paid to BDO USA, LLP for services related to the fiscal year ended December 31, 2020.

2020
(in thousands of dollars)
Audit fees	$1,369
Audit related fees	—
Tax fees	149
All other fees	—
Total	$1,518

Audit Fees
Audit fees consist of the aggregate fees billed for professional services rendered for (a) the audit of our annual financial statements included in our Annual Report on Form 10-K, (b) the filing of our registration statements for equity securities offerings, (c) services that are normally provided in connection with statutory and regulatory filings or engagements for those years, and (d) accounting consultations.

Audit Related Fees
None

Tax Fees
Tax fees consisted of services provided for income tax consulting and compliance.

All Other Fees
None

Audit committee policies & procedures
The Audit Committee of our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2020 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements.
The financial statements and supplementary data required by this item are included after the Signature page of this Annual Report on Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
4.1*	Description of Registered Securities
10.1	Amendment No. 2, dated as of December 30, 2020, to the Credit Agreement, dated as of November 25, 2020, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A. and Guggenheim Securities, LLC, as lead arrangers and bookrunners	S-1/A	1/25/2021	10.1
10.2	Tax Receivable Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Shoals Parent LLC and the other parties thereto	8-K	1/29/2021	10.1
10.3	Registration Rights Agreement, dated January 29, 2021 by and among Shoals Technologies Group, Inc. and certain holders identified therein	8-K	1/29/2021	4.1
10.4	Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan	S-8	1/29/2021	10.1
10.5	Form of RSU Grant Notice and Award Agreement (Employees)	S-8	1/29/2021	10.2
10.6	Form of RSU Grant Notice and Award Agreement (Directors)	S-8	1/29/2021	10.3
10.7	Form of Director and Officer Indemnification Agreement	S-1/A	1/25/2021	10.5
10.8	Stockholders’ Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Oaktree Power Opportunities Fund IV (Delaware) Holdings, LP, Solon Holdco I, GP, Solon Holdco II, GP, Dean Solon and Shoals Management Holdings LLC	8-K	1/29/2021	10.2
10.9	Third Amended and Restated Limited Liability Company Agreement, dated as of January 29, 2021, by and among Shoals Parent LLC, Dean Solon and Shoals Management Holdings LLC	8-K	1/29/2021	10.3
10.10	Employment Agreement, effective as of December 18, 2020, by and between Dean Solon and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.8

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
10.11	Employment Agreement, effective as of December 18, 2020, by and between Jason Whitaker and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.9
10.12	Employment Agreement, effective as of December 18, 2020, by and between Philip Garton and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.10
10.13	Employment Agreement, effective as of December 31, 2020, by and between Mehgan Peetz and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.11
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of BDO USA, LLP, as to Shoals Technologies Group, Inc.
23.2*	Consent of BDO USA, LLP, as to Shoals Parent LLC
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 ( and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350)

________
* Filed herewith
† Indicates a management contract or compensatory plan.

Item 16. Form 10–K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2021.

Shoals Technologies Group, Inc.

By:	/s/ Jason Whitaker
	Name:	Jason Whitaker
	Title:	Chief Executive Officer

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Jason Whitaker	Chief Executive Officer	March 16, 2021
Jason Whitaker	(Principal Executive Officer)

/s/ Philip Garton	Chief Financial Officer	March 16, 2021
Philip Garton	(Principal Financial and Accounting Officer)

/s/ Frank Cannova	Director	March 16, 2021
Frank Cannova

/s/ Brad Forth	Chairman of the Board of Directors	March 16, 2021
Brad Forth

/s/ Peter Jonna	Director	March 16, 2021
Peter Jonna

/s/ Jason Lee	Director	March 16, 2021
Jason Lee

/s/ Dean Solon	Director	March 16, 2021
Dean Solon

/s/ Peter Wilver	Director	March 16, 2021
Peter Wilver

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Shoals Technologies Group, Inc.
Portland, Tennessee

Opinion on the Financial Statement
We have audited the accompanying balance sheets of Shoals Technologies Group, Inc. (the “Corporation”) as of December 31, 2020 and November 4, 2020 and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Corporation at December 31, 2020 and November 4, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
This financial statement is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statement based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Corporation’s auditor since 2020.

Austin, Texas

March 16, 2021

Shoals Technologies Group, Inc.
Balance Sheets
(in thousands)

	December 31, 2020	November 4, 2020
Assets
Current Assets
Cash	$10	$10
Total Assets	$10	$10
Commitments and Contingencies
Stockholder’s Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	$10	$10
Total Stockholder’s Equity	$10	$10

See accompanying notes to balance sheets.

Shoals Technologies Group, Inc.
Notes to Balance Sheets
1.    Nature of Business

Shoals Technologies Group, Inc. (the “Corporation”) was formed as a Delaware corporation on November 4, 2020 for the purpose of facilitating an initial public offering ("IPO") and other related transactions in order to carry on the business of Shoals Parent.

On January 29, 2021, the Corporation closed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' over-allotment option. The Corporation received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 newly-issued membership interests (the “LLC Interest”) from Shoals Parent, LLC (the “Shoals Parent”) and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the initial public offering price of $25.00 per share. Subsequent to the IPO and related organizational transactions that occurred in connection with the IPO, the Corporation is the sole managing member and has a 56.14% economic interest of Shoals Parent. As a result, the Corporation will consolidate the financial results of Shoals Parent and report a non-controlling interest in the Corporation's consolidated financial statements. See Note 4, Subsequent Events.

2.    Summary of Significant Accounting Policies

Basis of Presentation
The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of income, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because the Corporation has not engaged in any activities except in connection with its formation.

Cash
All cash, as of the balance sheet date, was cash on hand, held in deposit, and is carried at fair value, which approximates carrying value.

Income Taxes
The Corporation is treated as a subchapter C corporation and, therefore, is subject to both federal and state income taxes. Shoals Parent continues to be recognized as a limited liability company, a pass-through entity for income tax purposes.
3.    Stockholder’s Equity

As of December 31, 2020, the Corporation was authorized to issue 1,000 shares of common stock, $0.01 par value. As of December 31, 2020, the Corporation had issued 1,000 shares of common stock for $10, all of which were acquired by an affiliate.

4.    Subsequent Events

Initial Public Offering
As noted above, on January 29, 2021, the Corporation closed an IPO of 11,550,000 shares of our Class A common stock at a public offering price of $25.00 per share. The Corporation received $278.8 million in

Shoals Technologies Group, Inc.
Notes to Balance Sheets
proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 LLC Interest from Shoals Parent and 5,234,210 LLC Interest from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the initial public offering price of our Class A common stock of $25.00.

Organizational Transactions
In connection with the IPO, the Corporation and Shoals Parent completed a series of transactions (the "Organizational Transactions") including the following:
•the limited liability company agreement of Shoals Parent was amended and restated to, among other things, (i) provide for a new single class of common membership interests or the LLC Interest in Shoals Parent, (ii) exchange all of the then existing membership interests of the holders of Shoals Parent membership interests for LLC Interest and (iii) appoint the Corporation as the sole managing member of Shoals Parent;
•the Corporation's certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 78,300,817 shares of Class B common stock to the former Class B and Class C members of Shoals Parent (the “Continuing Equity Owners”) on a one-to-one basis with the number of LLC Interest they own;
•the acquisition, by merger, of Shoals Investment CTB or the Class A member of Shoals Parent (the "Class A Shoals Equity Owners"), for which the Corporation issued 81,977,751 shares Class A common stock as merger consideration (the "Merger").
Following the completion of the Organizational Transactions, the Corporation owns 56.14% of Shoals Parent. The Continuing Equity Owners own the remaining 43.86% of Shoals Parent.

Shoals Parent Recapitalization
As noted above, in connection with the IPO, the limited liability company agreement of Shoals Parent was amended and restated to, among other things, (i) provide for a new single class of common membership interests in Shoals Parent, or the LLC Interest; (ii) exchange all of the then existing membership interests of the Continuing Equity Owners for LLC Interest (iii) exchange all the then existing membership interest of the Class A Shoals Equity Owners for LLC Interest and (iv) appoint the Corporation as the sole managing member of Shoals Parent. The Corporation has a majority economic interest in Shoals Parent, is the sole managing member, has the sole voting power in, and controls the management. As a result, the Corporation will consolidate the financial results of Shoals Parent and report a non-controlling interest.

The amendment also requires that Shoals Parent, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Corporation and the number of LLC Interest owned by the Corporation and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interest owned by the Continuing Equity Owners.

Amendment and Restatement of Certificate of Incorporation
As noted above, on January 26, 2021, the Corporation's certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share; (ii) authorization of 195,000,000 shares of Class B common stock with a par value of $0.00001 per share; (iii) authorization of 5,000,000 shares of preferred stock that may be issued from time to time by the Corporation's Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered terms.

Shoals Technologies Group, Inc.
Notes to Balance Sheets

Holders of Class A common stock and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Corporation. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interest held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interest. Shares of Class B common stock will be canceled on a one-for-one basis if the Corporation, at the election of a Continuing Equity Owner, redeem or exchange LLC Interest.

The Corporation must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Corporation and the number of LLC Interest owned by the Corporation (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Acquisition of Former Shoals Equity Owners
As noted above, on January 26, 2021, the Corporation acquired, by merger, an entity that was a member of Shoals Parent, or the Class A Shoals Equity Owners, for which the Corporation issued 81,977,751 shares of Class A common stock as merger consideration. The only assets held by the Class A Shoals Equity Owners were 81,977,751 LLC Interest. Upon consummation of the Merger, the Corporation recognized the LLC Interest at carrying value, as the Merger is considered to be a transaction between entities under common control.

Tax Receivable Agreement
The Corporation expects to obtain an increase in our share of the tax basis of the assets of Shoals Parent when LLC Interest are redeemed or exchanged by the Continuing Equity Owners and other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

On January 26, 2021, the Corporation entered into a tax receivable agreement with the founder and majority Class B common stockholder and Class A Shoals Equity Owners (the "Tax Receivable Agreement") that provides for the payment by the Corporation to the founder and Class A Shoals Equity Owners of 85% of the amount of tax benefits, if any, that the Corporation actually realizes as a result of (i) increases in the tax basis of assets of Shoals Parent resulting from any redemptions or exchanges of LLC Interest or any prior sales of interests in Shoals Parent and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement.

On January 26, 2021, the Corporation redeemed 5,234,210 LLC Interest from the founder. This redemption triggered a tax basis increase subject to the provisions of the Tax Receivable Agreement. In the first quarter of fiscal 2021, the Corporation will recognize a deferred tax asset in the amount of approximately $33.5 million, a corresponding liability of $28.5 million, representing 85% of the tax benefits and approximately $5.0 million of additional-paid-in capital.

Shoals Technologies Group, Inc.
Notes to Balance Sheets
On January 26, 2021, following the merger with Shoals Investment CTB, the Corporation distributed 85% of the value in the tax basis from the original acquisition of Shoals Parent by Shoals investment CTB in 2017 to the holders of the Tax Receivable Agreement. In the first quarter of fiscal 2021, the Corporation will recognize a liability related to this distribution of approximately $14.3 million and a corresponding distribution to additional paid-in capital.

Equity-Based Compensation
On January 26, 2021, the Corporation granted 912,206 restricted stock units to our directors and certain employees under the Shoals Technologies Group, Inc. 2021 Incentive Award Plan. The restricted stock units were granted with an exercise price of $25.00 per unit and generally vest annually over four years.

Report of Independent Registered Public Accounting Firm

Member and Board of Directors
Shoals Parent, LLC
Portland, Tennessee

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Shoals Parent, LLC and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Revenue
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, the new revenue recognition standard.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Austin, Texas

March 16, 2021

Shoals Parent LLC
Consolidated Balance Sheets
(in thousands)

	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$10,073	$7,082
Accounts receivable, net	27,004	27,292
Unbilled receivables	3,794	2,505
Inventory, net	15,121	8,834
Other current assets	155	798
Total Current Assets	56,147	46,511
Property, plant and equipment, net	12,763	10,947
Goodwill	50,176	50,176
Other intangible assets, net	71,988	79,973
Other assets	4,236	—
Total Assets	$195,310	$187,607
Liabilities and Members’ Equity (Deficit)
Current Liabilities
Accounts payable	$14,634	$10,383
Accrued expenses	5,967	1,264
Long-term debt—current portion	3,500	12,894
Total Current Liabilities	24,101	24,541
Revolving line of credit	20,000	—
Long-term debt, less current portion	335,332	13,160
Total Liabilities	379,433	37,701
Commitments and Contingencies (Note 9)
Members’ Equity (Deficit)	(184,123)	149,906
Total Liabilities and Members’ Equity (Deficit)	$195,310	$187,607

See accompanying notes to consolidated financial statements.

Shoals Parent LLC
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$175,518	$144,496	$103,750
Cost of Revenue	108,972	100,284	75,582
Gross Profit	66,546	44,212	28,168
Operating Expenses
General and administrative expenses	21,008	9,065	8,904
Depreciation and amortization	8,262	8,217	8,177
Total Operating Expenses	29,270	17,282	17,081
Income from Operations	37,276	26,930	11,087
Interest expense, net	(3,510)	(1,787)	(2,440)
Net Income	$33,766	$25,143	$8,647

Earnings per Unit
Basic and Diluted	$0.21	$0.16	$0.05
Weighted Average Number of Units
Basic and Diluted	160,279	160,279	160,279

See accompanying notes to consolidated financial statements.

Shoals Parent LLC
Consolidated Statements of Changes in Members’ Equity (Deficit)
(in thousands)

Balance at December 31, 2017	$140,296
Member distributions	(10,661)
Net income	8,647
Balance at December 31, 2018	138,282
Effect of adoption of ASC 606	470
Member distributions	(13,989)
Net income	25,143
Balance at December 31, 2019	149,906
Member distributions	(376,046)
Equity-based compensation	8,251
Net income	33,766
Balance at December 31, 2020	$(184,123)

See accompanying notes to consolidated financial statements.

Shoals Parent LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$33,766	$25,143	$8,647
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance costs	351	38	38
Depreciation and amortization	9,405	9,163	8,990
Equity-based compensation	8,251	—	—
Provision for slow-moving inventory	188	301	(40)
Changes in assets and liabilities:
Accounts receivable	288	(473)	(9,838)
Unbilled receivables	(1,289)	(1,345)	—
Inventory	(6,475)	(694)	(4,447)
Other current assets	643	137	(276)
Accounts payable	4,251	4,195	(656)
Accrued expenses	4,703	(283)	583
Net Cash Provided by Operating Activities	54,082	36,182	3,001
Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(3,236)	(1,719)	(1,405)
Net Cash Used in Investing Activities	(3,236)	(1,719)	(1,405)
Cash Flows from Financing Activities
Member distributions	(376,046)	(13,989)	(10,661)
Proceeds from term loan facility	350,000	—	—
Debt discount and financing costs	(11,821)	—	—
Deferred offering costs	(3,738)	—	—
Proceeds from revolving credit facility	20,000	—	—
Proceeds from delayed draw term loan facility	20,000	—	—
Payments on delayed draw term loan facility	(20,000)	—	—
Payments on senior debt - term loan	(26,250)	(3,500)	(3,500)
Payments on senior debt - revolving line of credit	—	(12,500)	—
Proceeds from senior debt - revolving line of credit	—	2,500	10,000
Repayment of related party note payable	—	—	(15,000)
Net Cash Used in Financing Activities	(47,855)	(27,489)	(19,161)
Net Increase in Cash and Cash Equivalents	2,991	6,974	(17,565)
Cash and Cash Equivalents—Beginning of Year	7,082	108	17,673
Cash and Cash Equivalents—End of Year	$10,073	$7,082	$108
Supplemental Cash Flows Information:
Cash paid for interest	$3,033	$1,819	$2,440
See accompanying notes to consolidated financial statements.

Shoals Parent LLC
Notes to Consolidated Financial Statements

1.    Organization and Business

Shoals Parent, LLC, (the “Company or Shoals Parent”) is a Delaware limited liability company formed on May 9, 2017. The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components related to solar fields sold to customers across the United States and internationally. The Company, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Intermediate”) and Shoals Holdings LLC (“Holdings”) owns four other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC, and Shoals Structures, LLC (collectively “Shoals”). The Company acquired Shoals on May 25, 2017.

Shoals Technologies Group, Inc. (the "Corporation") was formed as a Delaware corporation on December 4, 2020 for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of Shoals Parent. On January 29, 2021, the Corporation closed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares pursuant to the underwriters’ over-allotment option. The Corporation received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 newly-issued membership interests (the “LLC Interest”) from Shoals Parent and 5,234,210 LLC Interest from the founder of Shoals at a price per interest equal to the initial public offering price of $25.00, net of underwriting fees and discounts. Subsequent to the IPO and related organizational transactions that occurred in connection with the IPO, the Corporation is the sole managing member of Shoals Parent, has the sole voting power in and controls the management of Shoals Parent. As a result, the Corporation will consolidate the financial results of Shoals Parent and report a non-controlling interest in its consolidated financial statements. See Note 14 - Subsequent Events.

Corporate Conversion
On January 26, 2021, prior to the IPO of Shoals Technologies Group, Inc., Shoals Parent converted all of its outstanding Class A units, Class B units and Class C units into 81,977,751, 68,314,792 and 9,986,025 LLC Interest, respectively. The corporate conversion representing 160,278,568 LLC Interest has been adjusted retroactively for the purposes of calculating basic and diluted earnings per unit.

2.    Summary of Accounting Policies

Basis of Accounting and Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation
The consolidated financial statements include the accounts of Shoals Parent and its subsidiaries, which include Intermediate, Holdings and Shoals. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results

Shoals Parent LLC
Notes to Consolidated Financial Statements
could differ from those estimates. Significant estimates include revenue recognition, allowance for doubtful accounts, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets and the reserve for excess and obsolete inventory.

Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. To date, the Company has maintained uninterrupted business operations with normal turnaround times for its delivery of solar EBOS solutions and components. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. For the year ended December 31, 2020, the Company incurred $2.9 million in COVID-19 related costs (disinfecting and reconfiguration of facilities, medical professionals to conduct daily screening of employees, premium pay during the pandemic to hourly workers and direct legal costs associated with the pandemic) of which $2.6 million is included in cost of revenue and $0.3 million is included in general and administrative expenses in the accompanying condensed consolidated financial statements. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

Cash and Cash Equivalents
The Company considers cash and cash equivalents to include cash on hand, cash held in demand deposit accounts, and all highly liquid financial instruments purchased with a maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is comprised of amounts billed to customers, net of an allowance for doubtful accounts. Interest is not charged on receivables. The allowance for doubtful accounts is estimated by management and is based on specific information about customer accounts, past loss experience, and general economic conditions. Periodically, management reviews the accounts receivable balances of its customers and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed although collection efforts may continue.

Unbilled Receivables
Unbilled receivables arise when the Company recognizes revenue for amounts which cannot yet be billed under terms of the contract with the customer.

Inventory
Inventories consist of raw materials. Inventories are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average cost method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

Shoals Parent LLC
Notes to Consolidated Financial Statements
Property, Plant, and Equipment
Property, plant, and equipment acquired in the acquisition of Shoals are recorded at fair value at the date of acquisition net of accumulated depreciation; all other property, plant and equipment are recorded at cost, net of accumulated depreciation. Improvements, betterments and replacements which significantly extend the life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred.

A gain or loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of accumulated depreciation, and the sales proceeds received. A gain or loss on an asset disposal is recognized in the period that the sale occurs.

The Company conveyed certain of its real and personal property at its Tennessee facilities to the Industrial Development Board of the City of Portland, Tennessee (the “Board”), for purposes of securing a property tax abatement. The Company is eligible to regain title of the property from the Board at any time for a nominal fee. The conveyed property is still recognized on the Company’s consolidated balance sheet as all the risks and rewards remain with the Company.

Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Management determined there was no impairment for the years ended December 31, 2020, 2019 and 2018.

Goodwill
Goodwill is assessed using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimate fair value of the reporting units to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

For the years ended December 31, 2020, 2019 and 2018, the Company performed a qualitative assessment of its goodwill and determined no impairment. Since the Company’s formation on May 9, 2017, the Company has not had any goodwill impairment.

Amortizable and Other Intangible Assets
The Company amortizes identifiable intangible assets consisting of customer relationships, developed technology, trade names and noncompete agreements because these assets have finite lives. The Company’s

Shoals Parent LLC
Notes to Consolidated Financial Statements
intangible assets with finite lives are amortized on a straight‐line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles, as described in the “Impairment of Long-Lived Assets” significant accounting policy.

Deferred Offering Costs
Deferred offering costs consist primarily of registration fees, filing fees, listing fees, specific legal and accounting costs and transfer agent fees, which are direct and incremental fees related to the IPO. The deferred offering costs will be offset against the IPO proceeds, which will be recorded in the first quarter of 2021. As of December 31, 2020, the Company had incurred $3.7 million in deferred offering costs, which are reported as Other assets - long-term on the consolidated balance sheets.

Deferred Financing Costs
Costs incurred to issue debt are capitalized and recorded net of the related debt and amortized using the effective interest method as a component of interest expense over the terms of the related debt agreement.

Revenue Recognition - 2019 and 2020
The Company recognizes revenue primarily from the sale of EBOS systems and components. The Company determines its revenue recognition through the following steps: (i) identification of the contract or contracts with a customer, (ii) identification of the performance obligations within the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations within the contract, and (v) recognition of revenue as the performance obligation has been satisfied.

The Company’s contracts with customers predominately are accounted for as one performance obligation, as the majority of the obligations under the contracts relate to a single project. For each contract entered into, the Company determines the transaction price based on the consideration expected to be received. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Management has concluded that the prices negotiated with each individual customer are representative of the standalone selling price of the product.

The Company recognizes revenue over time as a result of the continuous transfer of control of its product to the customer using the output method based on units manufactured. This continuous transfer of control to the customer is supported by clauses in the contracts that provide rights to payment of the transaction price associated with work performed to date on products that do not have an alternative use to the Company. The manufacturing process generally takes less than one week to complete production. The accounting for each contract involves a judgmental process of estimating total sales, costs, and profit for each performance obligation. Cost of revenue is recognized based on the unit of production. The amount reported as revenue is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of revenue. Management believes that recognizing revenue using the output method based on units manufactured best depicts the extent of transfer of control to the customer. Payments from the customer are typically received after the receipt of inventory.

Certain contracts contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by the Company for work performed but held for payment by the customer as a form of security until the Company obtains specified milestones. The Company typically bills retainage amounts as work is performed. Retainage provisions are not considered a significant financing component because they

Shoals Parent LLC
Notes to Consolidated Financial Statements
are intended to protect the customer in the event that some or all of the obligations under the contract are not completed. Outstanding retainage billings of $2.8 million and $1.5 million are included in Accounts receivable, net, as of December 31, 2020 and 2019, respectively.

The Company has elected to adopt certain practical expedients and exemptions as allowed under the new revenue recognition guidance such as (i) recording sales commissions as incurred because the amortization period is less than one year, (ii) excluding any collected sales tax amounts from the calculation of revenue, and (iii) accounting for shipping and handling activities that are incurred after the customer has obtained control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated (see Shipping and Handling).

Revenue Recognition - 2018
During the year ended December 31, 2018, the Company recognized revenue net of returns and allowances when persuasive evidence of an arrangement existed; price was fixed and determinable; title and risk passed to its customers, which typically occurs upon shipment of its products; and collectability was reasonably assured.

Shipping and Handling
The Company accounts for shipping and handling related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, payment by the Company’s customers for shipping and handling costs for delivery of the Company’s products are recorded as a component of revenue in the accompanying consolidated statements of operations. Shipping and handling expenses are included as a component of cost of revenue as incurred and totaled $4.9 million, $3.3 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Concentrations
The Company has cash deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on such amount and believes it is not subject to significant credit risk related to cash balances. As of December 31, 2020, $9.8 million of the Company’s bank balances were in excess of FDIC insurance limits.

The Company had the following revenue and accounts receivable concentrations:

	December 31,
	2020		2019		2018
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %	Revenue %
Customer A	21.8%	14.2%	41.5%	33.3%	35.1%
Customer B	18.4%	16.7%	17.0%	27.4%	23.0%
Customer C	9.4%	12.5%	8.2%	14.3%	14.6%

Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows a fair value

Shoals Parent LLC
Notes to Consolidated Financial Statements
hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

The fair values of the Company’s cash, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s revolving line of credit and long-term debt approximates their fair values, as they are based on current market rates at which the Company could borrow funds with similar terms.

The Company follows the provisions of FASB ASC Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As it relates to the Company, this applies to certain nonfinancial assets and liabilities acquired in business combinations.

Income Taxes
Shoals Parent is treated as a partnership and is not subject to federal income tax; rather, Shoals Parent’s taxable income is passed through to its members and subject to federal income tax at the member level.

Shoals Parent is the sole member of the following subsidiary LLCs, which are treated as disregarded entities for federal income tax purposes: Intermediate, Holdings, and Shoals. The activities of Shoals Parent and its subsidiary LLCs are reported on the federal income tax return of Shoals Parent.

Shoals Parent and its subsidiary LLCs are generally not subject to state income tax; however, Shoals Technologies Group, LLC pays Tennessee, California, and Texas franchise taxes and Shoals Technologies, LLC pays Alabama franchise tax.

Management has evaluated the Company’s tax positions and concluded that there are no uncertain tax positions that require adjustment to the consolidated financial statements at December 31, 2020 and 2019. Tax-related interest and penalties are recorded in income tax expense in the consolidated statement of operations. The Company did not have interest and penalties during the years ended December 31, 2020, 2019 and 2018.

Equity-Based Compensation
The Company recognizes equity-based compensation expense based on the equity award’s grant date fair value. The determination of the fair value of equity awards issued to employees of the Company is based upon the underlying unit price and a number of factors, including comparable companies, operating and financial performance, lack of liquidity of the units and general and industry specific economic outlook, amongst other factors. The Company accounts for forfeitures as they occur. The grant date fair value of each unit is amortized on a straight-line basis over the requisite service period, including those units with graded vesting. However,

Shoals Parent LLC
Notes to Consolidated Financial Statements
the amount of equity-based compensation at any date is at least equal to the portion of the grant date fair value of the award that is vested.

Earnings per Unit
Basic earnings per unit (“EPU”), is computed by dividing net income available to unit holders by the weighted average units outstanding during the period. Diluted EPU takes into account the potential dilution that could occur if securities or other contracts to issue units, such as stock options and unvested restricted stock units, were exercised and converted into units. Diluted EPU is computed by dividing net income available to unit holders by the weighted average units outstanding during the period, increased by the number of additional units that would have been outstanding if the potential units had been issued and were dilutive.

New Accounting Standards
Adopted in 2019
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” with the intent of significantly enhancing consistency and comparability of revenue recognition practices across entities and industries. ASU No. 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The new standard establishes a single, principle-based five-step model to be applied to all contracts with customers and introduces new and enhanced disclosure requirements. It also requires the use of more estimates and judgments than the present standards in addition to additional disclosures. The Company has reviewed its various customer arrangements in order to determine the impact the new accounting guidance for revenue recognition will have on its consolidated financial statements and related disclosures. The Company adopted this on January 1, 2019, using a modified retrospective approach for those contracts not completed at the date of initial adoption.

The following table summarizes the cumulative effect of the changes made to the consolidated balance sheet for the adoption of ASC 606 (in thousands):

Line Item in Consolidated Balance Sheet	Balance at December 31, 2018	Adoption of ASC 606	Adjusted Balance at January 1, 2019
Assets
Unbilled receivables	$—	$1,971	$1,971
Inventory, net	$9,942	$(1,501)	$8,441
Total Assets	$185,533	$470	$186,003

Members’ Equity (Deficit)	$138,282	$470	$138,752

Total Liabilities and Members’ Equity (Deficit)	$185,533	$470	$186,003

The changes above primarily represent the increase in unbilled receivables and the decrease of inventory related to the acceleration of the recognition of revenue on sales from a point in time to an over time basis as control is passed to the customer.

Shoals Parent LLC
Notes to Consolidated Financial Statements
The application of ASC 606 increased the Company’s total revenue, total cost of goods sold, operating income and net income by $1.3 million, $1.0 million, $0.3 million and $0.3 million, respectively, during the year ended December 31, 2019. In connection with the adoption of ASC 606, the Company established contract assets to represent unbilled receivables. As result of the adoption of ASC 606, the Company had unbilled receivables of $2.5 million and inventory was reduced by $1.9 million as of December 31, 2019. In connection with the adoption of ASC 606, the Company recorded a transition adjustment to increase members’ equity (deficit) by $0.5 million. See above for the transition impact by line item. The adoption of ASC 606 did not have any impact on net cash provided by operating activities.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement against or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The Company adopted ASU 2018-13 as of January 1, 2020. The Company’s disclosures related to its Level 3 financial statements did not materially change for the periods presented.

To be Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the consolidated balance sheets for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. For companies that are not emerging growth companies (“EGCs”), the ASU is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company will adopt the new standard using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2022, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, and which requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For EGC’s ,the standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2022. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements and its limited history of bad debt expense relating to trade accounts receivable.

Shoals Parent LLC
Notes to Consolidated Financial Statements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures but currently does not expect that the adoption of this standard will have a significant impact on its financial statements.

3.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable	$27,206	$27,494
Less: allowance for doubtful accounts	(202)	(202)
Accounts receivable, net	$27,004	$27,292

4.    Inventory

Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$17,390	$10,915
Allowance for slow-moving inventory	(2,269)	(2,081)
Inventory, net	$15,121	$8,834

5.    Property, Plant and Equipment

Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2020	2019
Land	N/A	$840	$840
Building and land improvements	5-40	5,621	4,965
Machinery and equipment	3-5	9,028	6,610
Furniture and fixtures	3-7	1,025	834
Vehicles	5	318	342
		16,832	13,591
Less: accumulated depreciation		(4,069)	(2,644)
Property, plant and equipment, net		$12,763	$10,947

Shoals Parent LLC
Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $1.4 million, $1.2 million and $1.0 million, respectively. During the years ended December 31, 2020, 2019 and 2018, $1.1 million, $1.0 million and $0.8 million, respectively, of depreciation expense were allocated to cost of revenue. During the years ended December 31, 2020, 2019 and 2018, $0.3 million, $0.2 million and $0.2 million, respectively, of depreciation expense were allocated to operating expenses.

6.    Goodwill and Other Intangible Assets

Goodwill
Goodwill relates to the acquisition of Shoals. During the years ended December 31, 2020, 2019 and 2018, there were no changes in the Company’s goodwill balance and no impairment charges related to goodwill.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2020	2019
Amortizable:
Costs:
Customer relationship	13	$52,600	$52,600
Developed technology	13	34,600	34,600
Trade name	13	11,400	11,400
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		100,600	100,600
Accumulated amortization:
Customer relationship		14,499	10,453
Developed technology		9,537	6,876
Trade name		3,142	2,265
Noncompete agreements		1,434	1,033
Total accumulated amortization		28,612	20,627
Total amortizable intangibles, net		$71,988	$79,973

Amortization expense related to intangible assets amounted to $8.0 million for each of the years ended December 31, 2020, 2019 and 2018. Estimated future annual amortization expense for the above amortizable intangible assets are as follows (in thousands):

Shoals Parent LLC
Notes to Consolidated Financial Statements

For the Year Ended December 31,	Amortization Expense
2021	$7,985
2022	7,751
2023	7,585
2024	7,585
2025	7,585
Thereafter	33,497
$71,988

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2020	2019
Term Loan Facility	$350,000	$—
Revolving Credit Facility	20,000	—
Senior Debt—term loan	—	26,250
Less: deferred finance costs	(11,168)	(196)
Total debt, net of deferred financing costs	358,832	26,054
Less: current portion	(3,500)	(12,894)
Long-term debt, net current portion	$355,332	$13,160

The aggregate amounts of principal maturities on the Company’s long-term debt is as follows:

For the Year Ended December 31,
2021	$3,500
2022	3,500
2023	3,500
2024	3,500
2025	3,500
Thereafter	352,500
$370,000

Senior Secured Credit Agreement
On November 25, 2020 (the “Senior Secured Credit Agreement Closing Date”), Holdings, as borrower, and Intermediate, as holdings, entered into that certain Credit Agreement with the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Senior Secured Credit Agreement”), which sets forth the terms and conditions for a Senior Secured Credit Agreement consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”), (ii) a $30.0 million senior secured delayed draw term loan facility, which matures concurrently with the six-year Term Loan Facility (the “Delayed Draw Term Loan Facility”) and (iii) an uncommitted super senior first out revolving

Shoals Parent LLC
Notes to Consolidated Financial Statements
credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility and a $10.0 million draw under the Delayed Draw Term Loan Facility funded on the Senior Secured Credit Agreement Closing Date were used to (i) make certain distributions from Shoals Holdings to Shoals Intermediate Holdings and from there to certain of our direct or indirect equity holders in an aggregate amount not in excess of $350.0 million plus amounts funded from cash on the balance sheet, (ii) pay any transaction expenses related thereto, (iii) repay and terminate all outstanding commitments under the Senior Debt and (iv) finance working capital and general corporate purposes. An additional $10.0 million draw under the Delayed Draw Term Loan Facility funded on December 14, 2020.

On December 22, 2020, Shoals Holdings entered into an amendment to the Senior Secured Credit Agreement in order to obtain a $100.0 million increase (the “Revolver Upsize”) to the Revolving Credit Facility. At December 31, 2020, the Company had $80.0 million of availability under the Revolving Credit Facility. The proceeds of the Revolver Upsize will be used to finance working capital and general corporate purposes, and any description of the Revolving Credit Facility set forth below shall be deemed to include the Revolver Upsize.

On December 23, 2020, we repaid and terminated all outstanding commitments under the Delayed Draw Term Loan Facility.

On December 30, 2020, Shoals Holdings entered into a second amendment to the Senior Secured Credit Agreement.

Interest Rate
The interest rates applicable to the loans under the Term Loan Facility (4.25% at December 31, 2020) are based on a rate of interest determined by reference to either: (i) a base rate plus an applicable margin equal to (a) on and after December 30, 2020 until the later of either (1) February 28, 2021 or (2) December 31, 2022 so long as Holdings has prepaid the loans under the Term Loan Facility on or prior to February 28, 2021 in an amount that results in the aggregate outstanding principal amount of loans under the Term Loan Facility being equal to or less than the sum of (A) $200.0 million minus (B) any mandatory prepayments of the principal amount of loans under the Term Loan Facility or amortization payments made prior to February 28, 2021, 2.25% and(b) thereafter, either (1) if Holdings has consummated an IPO the net cash proceeds of which have been used to repay the principal amount of the loans under the Term Loan Facility in an amount no less than $70.0 million, 4.75% or (2) otherwise, 5.00%; or (ii) a eurocurrency rate plus an applicable margin equal to (a) on and after December 30, 2020 until the later of either (1) February 28, 2021 or (2) December 31, 2022 so long as Holdings has prepaid the loans under the Term Loan Facility on or prior to February 28, 2021 in an amount that results in the aggregate outstanding principal amount of loans under the Term Loan Facility being equal to or less than the sum of (A) $200.0 million minus (B) any mandatory prepayments of the principal amount of loans under the Term Loan Facility or amortization payments made prior to February 28, 2021, 3.25% and (b) thereafter, either (1) if Holdings has consummated an IPO the net cash proceeds of which have been used to repay the principal amount of the loans under the Term Loan Facility in an amount no less than $70.0 million, 5.75% or (2) otherwise, 6.00%.

The interest rates applicable to the loans under the Revolving Credit Facility (3.75% at December 31, 2020) are based on a rate of interest determined by reference to either (i) a base rate plus an applicable margin equal to 2.25% or (ii) a eurocurrency rate plus an applicable margin equal to 3.25%.

Shoals Parent LLC
Notes to Consolidated Financial Statements
Guarantees and Security
The obligations under the Senior Secured Credit Agreement are guaranteed by Shoals Intermediate Holdings and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Senior Secured Credit Agreement are secured by a first priority security interest in substantially all of Holdings’ and the other guarantors’ existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing.

Prepayments and Amortization
Loans under the Revolving Credit Facility may be voluntarily prepaid, at Shoals Holdings’ option, in whole, or in part, in each case without premium or penalty.

Loans under the Term Loan Facility may be voluntarily prepaid, at Holdings’ option, in whole, or in part, in each case without premium or penalty other than (i) a prepayment premium in an amount equal to (a) if such prepayment occurs prior to the first anniversary of the Senior Secured Credit Agreement Closing Date, a make-whole premium, (b) if such prepayment occurs on or after the first anniversary but prior to the second anniversary of the Senior Secured Credit Agreement Closing Date, 2.00% and (c) if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the Senior Secured Credit Agreement Closing Date, 1.00% and (ii) with respect to prepayments in connection with an IPO, a change of control or a transformative disposition subject to certain exceptions and conditions, a prepayment premium equal to (a) if such prepayment occurs prior to the first anniversary of the Senior Secured Credit Agreement Closing Date, 2.00% and (b) if such prepayment occurs after the first anniversary of the Senior Secured Credit Agreement Closing Date but prior to the second anniversary of the Senior Secured Credit Agreement Closing Date, 1.00%.

Notwithstanding anything to the contrary in the preceding paragraph, in the event that, on or after December 30, 2020 but prior to February 28, 2021, Shoals Holdings makes any prepayment (including with respect to any acceleration) of any loans under the Term Loan Facility, Holdings shall pay a premium on such prepayments made up to $150.0 million of the principal amount of such loans prepaid in an amount equal to 7.50% multiplied by the principal amount of such loans prepaid, which, if applicable, shall be in lieu of any applicable prepayment premium set forth in the preceding paragraph or in the paragraph below; provided that no amortization payments or mandatory prepayments required under the Senior Secured Credit Agreement shall be subject to the prepayment premium set forth in this paragraph.

Additionally, after February 28, 2021 but prior to the second anniversary of the Senior Secured Credit Agreement Closing Date, up to $175.0 million of the outstanding principal amount of the Term Loan Facility may be voluntarily prepaid upon the consummation of an IPO with proceeds from such IPO, subject to a prepayment premium in an amount equal to 1.00% in lieu of any applicable call protection premiums set forth in the second preceding paragraph.

The Senior Secured Credit Agreement requires mandatory prepayments, but not permanent reductions of commitments thereunder, for excess cash flow, asset sales, subject to a right of reinvestment, and refinancing facilities.

Shoals Parent LLC
Notes to Consolidated Financial Statements
The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% per annum of the original principal amount of the loans funded thereunder. There is no scheduled amortization under the Revolving Credit Facility.

Restrictive Covenants and Other Matters
The Senior Secured Credit Agreement contains affirmative and negative covenants that are customary for financings of this type, including covenants that restrict our incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates.

The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control.

The Revolving Credit Facility also includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans under the Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions. If the financial maintenance covenant is triggered, Shoals Intermediate Holdings’ first lien net leverage ratio will be tested for compliance not to exceed 8.25 to 1.00.

As of December 31, 2020, the Company was in compliance with all the required covenants.

Senior Debt
Intermediate and subsidiaries were party to a credit agreement (the “Senior Debt”) under which Holdings and its subsidiaries were borrowers and Intermediate was a guarantor. The debt was collateralized by all of the assets of the guarantor and borrowers. The amended agreement provided a term loan of $35 million and a revolving line of credit of $25 million.

On October 8, 2020, the Company paid the outstanding amount due on the term loan and settled all obligations with respect to the Senior Debt.

The Senior Debt provided for an interest rate to equal the Base Rate plus margin. The Base Rate charged is the highest rate of three defined methods as follows: 1) Federal Funds Rate plus 0.5%, 2) Fifth Third Bank N.A. Rate or 3) LIBOR Rate plus 1%. The Base Rate ranges from 1% to 2.5% depending on the EBITDA Rate calculation as defined in the Senior Debt (the “EBITDA Rate calculation”) for the Federal Funds Rate. The Base Rate for the LIBOR Rate ranges from 2% to 3.5% depending on the EBITDA Rate calculation.

Related Party Note Payable
On May 25, 2017, Solon Holdco I, GP provided financing to Shoals Holdings, LLC in the amount of $15 million to make a capital distribution to a member of the Company (“Related Party Note Payable”). The loan had a maturity date of November 25, 2022. There were no principal payments required until maturity. The loan was collateralized by all of the assets of Shoals Holdings, LLC and its subsidiaries and was subordinate to any claims made under the Senior Debt. This loan bore an annual interest rate of 8% to be paid on the last day of each quarter. For the year ended December 31, 2018 interest incurred was $0.8 million. This Note was paid off in full on August 20, 2018.

Shoals Parent LLC
Notes to Consolidated Financial Statements
8.    Members’ Equity (Deficit)

On May 9, 2017, Shoals Parent was formed as a Delaware limited liability company. The LLC Agreement has since been twice amended and restated to provide for additional members and classes of member units. At December 31, 2020, Shoals Parent operates under the Amended and Restated Limited Liability Company Agreement dated March 9, 2019 (the “Amended LLC Agreement”).

The Amended LLC Agreement provides for four classes of member units:

Class A Common Units (the “Class A”)	90,000,000 issued and outstanding, at December 31, 2020 and 2019
Class B Common Units (the “Class B”)	75,000,000 issued and outstanding, at December 31, 2020 and 2019
Class C Common Units (the “Class C”)	11,150,000 issued and outstanding, at December 31, 2020
Class D Common Units (the “Class D”)	none issued and outstanding

Under the terms of the Amended LLC agreement, allocations of profits, losses and distributions are in the following priorities:

Profits and Losses. Profits are allocated first to the Class A until each Class A unit receives its original capital investment plus any accrued common yield. Profits are allocated second to Class C with each Class C Unit receiving profits based upon a payment rate as a percentage of total aggregate distributions to all outstanding classes of member units. Profits are allocated third to Class B, until each Class B unit has received an equivalent per unit amount to each Class A unit. Any additional profits are allocated ratably to Class A and Class B on a per unit basis, taking into consideration the payment due Class C based on the payment rate specified in the Amended LLC Agreement.

Distributions. Distributions are allocated in accordance with the allocation of profits and losses for each period.

Voting Rights. Class A and B Common units are voting while Class C are non-voting.

Special Distribution to Members
On November 25, 2020, the Company issued a special distribution of $355.8 million to members.

Corporate Conversion – see Note 1

9.    Commitments and Contingencies

Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal

Shoals Parent LLC
Notes to Consolidated Financial Statements
obligations. As of December 31, 2020, the maximum potential payment obligation with regard to surety bonds was $11.8 million.

10.    Revenue by Product

Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers between system solutions and components. System solutions are contracts under which the Company provides multiple products typically in connection with the design and specification of an entire EBOS system. Components represents sales of individual solar components.

The following table presents the Company’s revenue disaggregated by system solutions and solar components which are recorded over time as follows (in thousands):

	Year Ended December 31,
	2020	2019
System solutions	$116,720	$74,207
Solar components	58,798	70,289
Total revenue	$175,518	$144,496

11.    Equity-Based Compensation

The Company accounts for equity grants to employees (Class C units) as equity-based compensation. The Class C units contain vesting provisions as defined in the agreement. Vested units do not forfeit upon termination and represent a residual interest in the Company. Equity-based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to members’ equity (deficit). However, the amount of equity-based compensation at any date is at least equal to the portion of the grant date value of the award that is vested.

In May 2020, the Company issued 11,150,000 Class C units to certain employees of the Company of which approximately 77% were vested on the grant date. The fair value of such units was determined by management with the assistance of a third party valuation by considering a number of factors, including comparison companies, operating and financial performance, the lack of liquidity of the units, and general and industry specific economic outlook, amongst other factors. The grant date fair value of the Class C units granted during 2020 was $0.74 per unit. In November 2020, the Company modified and accelerated the remaining vesting on the unvested Class C units. On January 26, 2021 as part of the Corporate Conversion the 11,150,000 Class C Units were converted into 9,986,025 LLC Interest in Shoals Parent.

For the year ended December 31, 2020 the Company recognized $8.3 million in equity-based compensation. At December 31, 2020, the Company had no remaining unrecognized compensation costs related to Class C units. There were no forfeitures during the year ended December 31, 2020.

12.    Earnings per Unit

On January 28, 2021, our limited liability company agreement was amended and restated to, among other things, (i) provide for a new single class of common membership LLC Interest in Shoals Parent and (ii)

Shoals Parent LLC
Notes to Consolidated Financial Statements
exchange all of the existing membership interests of the Shoals Parent equity owners for LLC Interest. See Note 14 - Subsequent Events. For purposes of calculating earnings per unit, we have adjusted the number of outstanding membership units retroactively for all periods presented to give effect to the above-mentioned amendment and resulting recapitalization. There were no potentially dilutive units outstanding during the periods presented.

The following table sets forth the computation of basic and diluted earnings per unit (in thousands, except per unit amounts):

	Year Ended December 31,
	2020	2019	2018
Net income	$33,766	$25,143	$8,647
Basic and diluted
Weighted average units outstanding	160,279	160,279	160,279
Earnings per unit—basic and diluted	$0.21	$0.16	$0.05

13. Related Party Transactions

Affiliated Customer under Common Control
On November 11, 2020, a customer of the Company became an affiliate based upon common control. During the period November 11, 2020 to December 31, 2020, the Company fulfilled the terms of the existing contracts with the customer which resulted in $0.3 million in revenue. At December 31, 2020, the Company had outstanding accounts receivable totaling $3.0 million. For the year ended December 31, 2020, the Company recognized revenue with this customer of $16.6 million.

Special Distribution to Members – see Note 8

Related Party Note Payable - see Note 7

14.    Subsequent Events

Amendment of Limited Liability Company Agreement
On January 26, 2021, our limited liability company agreement was amended and restated to, among other things, (i) provide for a new single class of common membership LLC Interest in Shoals Parent; (ii) exchange all of the then existing membership interests of the original Shoals Parent members ("Original Shoals Equity Owners") for LLC Interest and (ii) appoint the Corporation as the sole managing member of Shoals Parent. Subsequent to the amendment of our limited liability company agreement, 160,278,568 LLC Interest were outstanding. Immediately following the IPO, the Corporation has a 56.14% ownership interest in Shoals Parent, is the sole managing member and has the sole voting power in and controls the management of Shoals Parent. As a result, the Corporation will consolidate the financial results of Shoals Parent and report a non-controlling interest in its consolidated financial statements.

The amendment also requires that Shoals Parent, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Corporation and the number of LLC Interest owned

Shoals Parent LLC
Notes to Consolidated Financial Statements
by the Corporation and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interest owned by the Continuing Equity Owners.

Capital Contribution
On January 29, 2021 the Corporation closed an initial public offering of 11,550,000 shares of its Class A common stock at a public offering price of $25.00 per share and received $278.8 million in proceeds, net of underwriting discounts and commissions.

On January 26, 2021, the Corporation made a capital contribution to Shoals Parent in the amount of $150.0 million in exchange for 6,315,790 LLC Interest.

Term Loan Facility
On January 26, 2021, we repaid $150.0 million outstanding under the Term Loan Facility using the proceeds we received from the capital contribution made by the Corporation.