Form 10-Q
period 2021-03-31
Shoals Technologies Group, Inc.
filed 2021-05-04
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, the registrant had 93,545,564 shares of Class A common stock and 73,066,607 shares of Class B common stock issued and outstanding.

i

ii

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

Important factors that could cause actual results to differ materially from our expectations are included in Part II, Item 1A “Risk Factors.”

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$4,227	$10,073
Accounts receivable, net	28,138	27,004
Unbilled receivables	9,995	3,794
Inventory, net	21,092	15,121
Other current assets	6,512	155
Total Current Assets	69,964	56,147
Property, plant and equipment, net	13,160	12,763
Goodwill	50,176	50,176
Other intangible assets, net	69,992	71,988
Deferred tax asset	48,492	—
Other assets	475	4,236
Total Assets	$252,259	$195,310

Liabilities and Stockholders' Deficit / Members’ Deficit
Current Liabilities
Accounts payable	$12,941	$14,634
Accrued expenses	8,534	5,967
Long-term debt—current portion	3,500	3,500
Total Current Liabilities	24,975	24,101
Revolving line of credit	39,000	20,000
Long-term debt, less current portion	189,450	335,332
Payable Pursuant to the Tax Receivable Agreement	41,692	—
Total Liabilities	295,117	379,433
Commitments and Contingencies (Note 12)
Stockholders’ Deficit / Members’ Deficit
Members’ deficit	—	(184,123)
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of March 31, 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 93,539,692 shares issued and outstanding as of March 31, 2021	1	—
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; 73,066,607 shares issued and outstanding as of March 31, 2021	1	—
Additional paid-in capital	78,073	—
Accumulated deficit	(98,340)	—
Total stockholders’ deficit attributable to Shoals Technologies Group, Inc. / members' deficit	(20,265)	(184,123)
Non-controlling interests	(22,593)	—
Total stockholders’ deficit / members’ deficit	(42,858)	(184,123)
Total Liabilities and Stockholders’ Deficit / Members’ Deficit	$252,259	$195,310
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$45,604	$40,740
Cost of revenue	26,830	26,554
Gross profit	18,774	14,186
Operating Expenses
General and administrative expenses	6,816	2,558
Depreciation and amortization	2,068	2,061
Total Operating Expenses	8,884	4,619
Income from Operations	9,890	9,567
Interest expense, net	(3,709)	(272)
Loss on debt repayment	(15,990)	—
Income (loss) before income taxes	(9,809)	9,295
Income tax benefit	1,475	—
Net income (loss)	(8,334)	9,295
Less: net loss attributable to non-controlling interests	(5,475)	—
Net income (loss) attributable to Shoals Technologies Group, Inc.	$(2,859)	$9,295

	Period from January 27, 2021 to March 31, 2021
Earnings per share of Class A common stock:
Basic	$(0.06)
Diluted	$(0.06)
Weighted average shares of Class A common stock outstanding:
Basic	93,540
Diluted	93,540

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except shares)
For the three months ended March 31, 2021

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Members'/Stockholders Deficit

		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$(184,123)	—	$—	—	$—	$—	$—	$—	$(184,123)
Net income prior to the Organizational Transactions	2,675	—	—	—	—	—	—	—	2,675
Effect of Organizational Transactions	181,448	81,977,751	1	78,300,817	1	—	(92,806)	(88,644)	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions and offering costs	—	11,550,000	—	(5,234,210)	—	70,188	—	70,976	141,164
Net loss subsequent to the Organizational Transactions	—	—	—	—	—	—	(5,534)	(5,475)	(11,009)
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	—	—	—	1,392	—	—	1,392
Activity under stock compensation plan	—	11,941	—	—	—	(687)	—	550	(137)
Deferred tax adjustment related to Tax Receivable Agreement	—	—	—	—	—	7,180	—	—	7,180
Balance at March 31, 2021	$—	93,539,692	$1	73,066,607	$1	$78,073	$(98,340)	$(22,593)	$(42,858)

For the three months ended March 31, 2020

Members' Equity
Balance at December 31, 2019	$149,906
Member distributions	(214)
Equity-based compensation	—
Net income	9,295
Balance at March 31, 2020	$158,987

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(8,334)	$9,295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,401	2,322
Amortization/write off of deferred financing costs	5,110	9
Equity-based compensation	1,392	—
Deferred taxes	557	—
Gain on sale of assets	61	—
Changes in assets and liabilities:
Accounts receivable	(1,134)	9,763
Unbilled receivables	(6,201)	(3,389)
Inventory	(5,971)	(3,167)
Other current assets	(3,465)	(32)
Accounts payable	(1,693)	2,208
Accrued expenses	(502)	929
Net Cash Provided by (Used in) Operating Activities	(17,779)	17,938
Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(863)	(795)
Net Cash Used in Investing Activities	(863)	(795)
Cash Flows from Financing Activities
Member distributions	—	(214)
Employee withholding taxes related to net settled equity awards	(137)	—
Deferred financing costs	(94)	—
Payment on term loan facility	(150,875)	—
Proceeds from revolving credit facility	19,000	—
Payments on senior debt - term loan	—	(875)
Proceeds from senior debt - revolving line of credit	—	24,000
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	154,521	—
Deferred offering costs	(9,619)	—
Net Cash Provided By Financing Activities	12,796	22,911
Net Increase (Decrease) in Cash and Cash Equivalents	(5,846)	40,054
Cash and Cash Equivalents—Beginning of Period	10,073	7,082
Cash and Cash Equivalents—End of Period	$4,227	$47,136

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental Cash Flows Information:
Cash paid for interest	$2,209	$249
Non-cash financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$3,738	$—
Initial establishment of deferred tax assets	$49,049	$—
Initial establishment of amounts payable under tax receivable agreement	$41,692	$—
Capital contribution related to tax receivable agreement	$7,357	$—
Income tax receivable from merger due to former owner	$3,069	$—

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Shoals Technologies Group, Inc. (the “Company”) was formed as a Delaware corporation on November 4, 2020 for the purpose of facilitating an initial public offering ("IPO") and other related organizational transactions to carry on the business of Shoals Parent LLC and its subsidiaries (“Shoals Parent”).

Shoals Parent is a Delaware limited liability company formed on May 9, 2017. The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components related to solar fields selling to customers across the United States and internationally. Shoals Parent, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Intermediate”) and Shoals Holdings LLC (“Holdings”) owns four other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC, and Shoals Structures, LLC (collectively “Shoals”). Shoals Parent acquired Shoals on May 25, 2017.

Initial Public Offering
On January 29, 2021, the Company closed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' over-allotment option. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 newly-issued membership interests (the “LLC Interests”) from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of $25.00 per share. Subsequent to the IPO and related organizational transactions that occurred in connection with the IPO, the Company is the sole managing member of, and has a 56.14% economic interest in, Shoals Parent.

Organizational Transactions
In connection with the IPO, the Company and Shoals Parent completed a series of transactions (the "Organizational Transactions") including the following:
•the limited liability company agreement of Shoals Parent was amended and restated to, among other things, (i) provide for a new single class of common membership interests or the LLC Interests in Shoals Parent, (ii) exchange all of the then existing membership interests of the holders of Shoals Parent membership interests for LLC Interests and (iii) appoint the Company as the sole managing member of Shoals Parent;
•the Company's certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 78,300,817 shares of Class B common stock to the former Class B and Class C members of Shoals Parent (the “Continuing Equity Owners”) on a one-to-one basis with the number of LLC Interests they own;
•the acquisition, by merger, of Shoals Investment CTB or the former Class A member of Shoals Parent (the "Class A Shoals Equity Owners"), for which the Company issued 81,977,751 shares Class A common stock as merger consideration (the "Merger").
Following the completion of the Organizational Transactions, the Company owns 56.14% of Shoals Parent. The Continuing Equity Owners own the remaining 43.86% of Shoals Parent.

2.    Summary of Accounting Policies

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basis of Accounting and Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest
The non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Shoals Parent, held by the Continuing Equity Owners. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2021, the non-controlling interest was 43.86%.

Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, the statements of operations, stockholders’ deficit / members’ deficit and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue recognition, allowance for doubtful accounts, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets, the reserve for excess and obsolete inventory, the tax receivable agreement, and valuation of deferred tax assets.

Impact of COVID-19 Pandemic

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. To date, the Company has maintained uninterrupted business operations with normal turnaround times for its delivery of solar EBOS solutions and components. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. For the three months ended March 31, 2021, the Company incurred $0.1 million in COVID-19 related costs (disinfecting and reconfiguration of facilities, medical professionals to conduct daily screening of employees and direct legal costs associated with the pandemic) which is included in general and administrative expenses in the accompanying condensed consolidated financial statements. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

Customer Concentrations
The Company had the following accounts receivable concentrations as of March 31, 2021 and December 31, 2020 and revenue concentrations for the three months ended March 31, 2021 and 2020:

	2021		2020
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	18.2%	31.7%	24.0%	16.7%
Customer B	16.4%	9.6%	27.0%	14.2%
Customer C	14.2%	25.1%	0.6%	18.7%
Customer D	4.8%	2.9%	18.7%	12.0%

Recent Accounting Pronouncements
Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU No. 2019-12 as of January 1, 2021.

Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the balance sheets for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. For companies that are not emerging growth companies (“EGCs”), the ASU is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company plans to adopt the new standard using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2022, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
will not have a material impact on its statements of operations or its statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, and which requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For EGC’s, the standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2022. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its financial statements and its limited history of bad debt expense relating to trade accounts receivable.

3.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$28,340	$27,206
Less: allowance for doubtful accounts	(202)	(202)
Accounts receivable, net	$28,138	$27,004

4.    Inventory

Inventory consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$23,361	$17,390
Allowance for slow-moving inventory	(2,269)	(2,269)
Inventory, net	$21,092	$15,121

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment

Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		March 31, 2021	December 31, 2020
Land	N/A	$840	$840
Building and land improvements	5-40	5,621	5,621
Machinery and equipment	3-5	9,866	9,028
Furniture and fixtures	3-7	1,025	1,025
Vehicles	5	124	318
		17,476	16,832
Less: accumulated depreciation		(4,316)	(4,069)
Property, plant and equipment, net		$13,160	$12,763

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.3 million, respectively. During the three months ended March 31, 2021 and 2020, $0.3 million and $0.2 million, respectively, of depreciation expense was allocated to cost of revenue. During the three months ended March 31, 2021 and 2020, $0.1 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets

Goodwill
Goodwill relates to the acquisition of Shoals. As of March 31, 2021 and December 31, 2020, goodwill totaled $50.2 million.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Estimated Useful Lives (Years)	March 31, 2021	December 31, 2020
Amortizable:
Costs:
Customer relationships	13	$52,600	$52,600
Developed technology	13	34,600	34,600
Trade names	13	11,400	11,400
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		100,600	100,600
Accumulated amortization:
Customer relationships		15,510	14,499
Developed technology		10,203	9,537
Trade names		3,362	3,142
Noncompete agreements		1,533	1,434
Total accumulated amortization		30,608	28,612
Total amortizable intangibles, net		$69,992	$71,988

Amortization expense related to intangible assets amounted to $2.0 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Term Loan Facility	$199,125	$350,000
Revolving Credit Facility	39,000	20,000
Senior Debt—term loan	—	—
Less: deferred financing costs	(6,175)	(11,168)
Total debt, net of deferred financing costs	231,950	358,832
Less: current portion	(3,500)	(3,500)
Long-term debt, net current portion	$228,450	$355,332

Senior Secured Credit Agreement
On November 25, 2020 Shoals Holdings, entered into that certain credit agreement with the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”), (ii) a $30.0 million senior secured delayed draw term loan facility, which matures concurrently with the six-year Term Loan Facility (the “Delayed Draw Term Loan Facility”) and (iii) an uncommitted super senior first out revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility and a $10.0 million draw under the Delayed Draw Term Loan Facility were used to (i) make certain distributions from Shoals Holdings to Shoals Intermediate Holdings and from there to certain of the Company’s direct or indirect equity holders, (ii) pay transaction expenses, (iii) repay and

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
terminate all outstanding commitments under the Senior Debt (as defined herein) and (iv) finance working capital and general corporate purposes.

In December 2020, Shoals Holdings entered into two amendments to the Senior Secured Credit Agreement in order to obtain a $100.0 million increase (the “Revolver Upsize”) to the Revolving Credit Facility and modify the terms of the interest rate and prepayment premium. As part of the first amendment the Company repaid and terminated all outstanding commitments under the Delayed Draw Term Loan Facility.

On January 29, 2021, the Company used proceeds from the IPO to repay $150.0 million of outstanding borrowings under the Term Loan Facility. The repayment of a portion of the borrowings under the Term Loan Facility resulted in a $16.0 million loss on debt repayment as the result of the $11.3 million prepayment premium and $4.7 million write-off of a portion of the deferred financing costs.

As of March 31, 2021, interest rates on the Term Loan facility and the Revolving credit facility were 4.25% and 3.75%, respectively and the Company had $61.0 million of availability under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains affirmative and negative covenants, including covenants that restrict the Company’s incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control. As of March 31, 2021, the Company was in compliance with all the required covenants.

Senior Debt
Intermediate and subsidiaries were party to a credit agreement (the “Senior Debt Agreement” and obligations thereunder, the “Senior Debt”) under which Holdings and its subsidiaries were borrowers and Intermediate was a guarantor. The Senior Debt was collateralized by all of the assets of the guarantor and borrowers. The amended agreement provided a term loan of $35 million and a revolving line of credit of $25 million.

On October 8, 2020, the Company paid the outstanding amount due on the term loan and settled all obligations with respect to the Senior Debt.

The Senior Debt provided for an interest rate to equal the Base Rate plus margin. The Base Rate charged was the highest rate of three defined methods as follows: 1) Federal Funds Rate plus 0.5%, 2) Fifth Third Bank N.A. Rate or 3) LIBOR Rate plus 1%. The Base Rate ranged from 1% to 2.5% depending on the EBITDA Rate calculation as defined in the Senior Debt Agreement (the “EBITDA Rate calculation”) for the Federal Funds Rate. The Base Rate for the LIBOR Rate ranged from 2% to 3.5% depending on the EBITDA Rate calculation.

8.    Earnings per Share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company's losses by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A Common Stock is computed similarly to basic net loss per share except the weighted average shares outstanding are increased to include additional shares from the

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
redemption of Class B Common Stock under the if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted stock units are considered common stock equivalents for this purpose.

All earnings prior to and up to January 26, 2021, the date of the IPO, were entirely allocable to non-controlling interest and, as a result, earnings (loss) per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Shoals Technologies Group, Inc. from the period subsequent to January 26, 2021 is included in the net loss attributable to the stockholders of Class A Common Stock for the three months ended March 31, 2021. Basic and diluted net loss per share of Class A Common Stock from January 27, 2021 to March 31, 2021 have been computed as follows (in thousands, except per share amounts):

Period from January 27, 2021 to March 31, 2021
Numerator:
Net Loss	$(11,009)
Less: net loss attributable to non-controlling interests	(5,475)
Net loss attributable to Shoals Technologies Group, Inc.	$(5,534)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	93,540
Effect of dilutive securities:
Restricted Stock Units	—
Class B Common Stock	—
Weighted average shares of Class A common stock outstanding - diluted	93,540

Loss per share of Class A common stock - basic	$(0.06)
Loss per share of Class A common stock - diluted	$(0.06)

896,206 restricted stock units and 73,066,067 Class B common stock shares were excluded from the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive as we recorded a net loss for the period.

9.    Equity-Based Compensation

On January 26, 2021, the Company granted 912,206 restricted stock units to certain employees and the Company’s then directors under the Shoals Technologies Group, Inc. 2021 Incentive Award Plan. The restricted stock units were granted at the IPO price of $25.00 per unit and generally vest annually over four years.

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2021 (in thousands, except per share amounts):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Restricted Stock Units	Weighted Average Price
Outstanding at beginning of period	—	$—
Granted	912,206	$25.00
Exercised	—	$—
Forfeited	—	$—
Vested	(16,000)	$25.00
Outstanding at end of period	896,206	$25.00

For the three months ended March 31, 2021, the Company recognized $1.4 million in equity-based compensation. As of March 31, 2021, the Company had $21.4 million of unrecognized compensation costs which is expected to be recognized over a period of 3.8 years.

10.    Stockholders' Deficit

Amendment and Restatement of Certificate of Incorporation
As discussed in Note 1, on January 26, 2021, the Company's certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share; (ii) authorization of 195,000,000 shares of Class B common stock with a par value of $0.00001 per share; (iii) authorization of 5,000,000 shares of preferred stock that may be issued from time to time by the Company's Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, the members of which will serve for staggered terms.

Holders of Class A common stock and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if the Company, at the election of a Continuing Equity Owner, redeem or exchange LLC Interests.

The Company must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Initial Public Offering
As discussed in Note 1, on January 29, 2021, the Company closed an IPO of 11,550,000 shares of the Class A common stock at a public offering price of $25.00 per share. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 LLC

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Interests from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of the Class A common stock of $25.00.

Shoals Parent Recapitalization
As noted above, in connection with the IPO, the limited liability company agreement of Shoals Parent was amended and restated to, among other things, (i) provide for a new single class of common membership interests in Shoals Parent, or the LLC Interests; (ii) exchange all of the then existing membership interests of the Continuing Equity Owners for LLC Interests (iii) exchange all the then existing membership interest of the Class A Shoals Equity Owners for LLC Interests and (iv) appoint the Company as the sole managing member of Shoals Parent. The Company has a majority economic interest in, is the sole managing member of, has the sole voting power in, and controls the management of Shoals Parent.

The amendment also requires that Shoals Parent, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners.

Acquisition of Former Shoals Equity Owners
On January 26, 2021, the Company acquired, by merger, an entity that was a member of Shoals Parent, or the Class A Shoals Equity Owners, for which the Company issued 81,977,751 shares of Class A common stock as merger consideration. The only assets held by the Class A Shoals Equity Owners were 81,977,751 LLC Interests. Upon consummation of the Merger, the Company recognized the LLC Interests at carrying value, as the Merger is considered to be a transaction between entities under common control.

11.    Non-Controlling Interests

On January 26, 2021, the Company used net proceeds from the IPO to purchase 6,315,790 LLC Interests from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent. In addition, the Company issued 81,977,751 Class A common stock for the same number of LLC Interests as Merger consideration. Following the completion of the Organizational Transactions and as of March 31, 2021, the Company owns 56.14% of Shoals Parent.

The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

Period from January 27, 2021 to March 31, 2021
Net loss attributable to Shoals Technologies Group, Inc.	$(5,475)
Transfers to non-controlling interests
Increase in accumulated deficit as a result of the Organizational Transactions	(88,644)
Decrease in accumulated deficit as a result of newly issued LLC Interests in IPO	70,976
Decrease in accumulated deficit as a result of activity under stock compensation plan	550
Change from net loss attributable to Shoals Technologies Group, Inc. and transfers to non-controlling interest	$(22,593)

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Issuance of Additional LLC Interests
Under the first amended and restated limited liability company agreement of Shoals Parent, as amended (the "LLC Agreement'), the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A Common Stock. Other than as it relates to the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A Common Stock. During the quarter ended March 31, 2021, the Company caused Shoals Parent to issue to the Company a total of 6,315,790 LLC Interests in connection with the issuance of Class A common stock in the IPO and 11,941 LLC Interests for the vesting of awards granted under the Shoals Technologies Group, Inc. Award Plan.

12.    Commitments and Contingencies

Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of March 31, 2021, the maximum potential payment obligation with regard to surety bonds was $11.8 million.

13.    Income Taxes

The Company is taxed as a subchapter C corporation and is subject to federal and state income taxes. The Company’s sole material asset is Shoals Parent, which is a limited liability company that is taxed as a partnership for US federal and certain state and local income tax purposes. Shoals Parent’s net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns. Shoals Parent is subject to and reports an entity level tax in Tennessee. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The Company’s income tax provision was a benefit of $1.5 million for the three months ended March 31, 2021 and the effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest, benefit of the foreign derived intangible income and changes in our valuation allowance.

As of March 31, 2021, the Company had recorded a deferred tax asset related to the partnership basis differences in Shoals Parent of $48.5 million net of a $6.2 million valuation allowance. The Company also recorded an income tax receivable of $3.8 million of which the Company estimates $2.0 million is owed to prior owner related to taxes paid prior to the IPO transaction.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In calculating the provision for interim income taxes, in accordance with ASC Topic 740, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period.

For annual periods, the Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. As of the quarter ended March 31, 2021, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

14. Tax Receivable Agreement
In connection with the Organization Transactions and the IPO, the Company entered into a tax receivable agreement (the “TRA”) with the founder and former Class A Shoals Equity Owners (the “TRA Owners”) of Shoals Parent. The TRA provides for the payment from time to time by the Company to the TRA Owners of 85% of the amount of the benefits, if any, that the Company has deemed to realize as a result of (i) increases in tax basis resulting from the purchase or exchange of LLC Interests and other qualifying transactions. These payment obligations are obligations of the Company and not of Shoals Parent. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Shoals Parent as a result of the purchases or exchanges, and had the Company not entered into the TRA.

The TRA further provides that, upon certain mergers, asset sales or other forms of business combinations or other changes of control, the Company (or its successor) would owe to the TRA Owners a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the TRA that would be based on certain assumptions, including a deemed exchange of

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Shoals Parent LLC Interests and that the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the TRA. The Company also is entitled to terminate the TRA, which, if terminated, would obligate the Company to make early termination payments to the TRA Owners. In addition, an existing owner may elect to unilaterally terminate the TRA with respect to such existing owner, which would obligate the Company to pay to such existing owner certain payments for tax benefits received through the taxable year of the election.

On January 26, 2021, the Company redeemed 5,234,210 LLC Interests from the founder. This redemption triggered a tax basis increase subject to the provisions of the TRA. In the first quarter of fiscal year 2021, the Company recognized (i) a deferred tax asset in the amount of $32.1 million, (ii) a corresponding liability of $27.2 million, representing 85% of the tax benefits to the TRA Owners and (iii) $4.9 million of additional paid-in capital.

On January 26, 2021, following the merger with Shoals Investment CTB, the Company distributed 85% of the value in the tax basis from the original acquisition of Shoals Parent by Shoals investment CTB in 2017 to the holders of the TRA as a qualifying transaction. In the first quarter of fiscal year 2021, the Company recognized (i) a deferred tax asset of $16.9 million, (ii) a corresponding liability of $14.4 million representing 85% of the tax benefits to the TRA Owners and (iii) $2.5 million of additional paid-in capital.

15.    Revenue by Product

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

The following table presents the Company’s revenue disaggregated by system solutions and solar components which are recorded over time as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
System solutions	$33,369	$22,793
Solar components	12,235	17,947
Total revenue	$45,604	$40,740

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of our 10-K and this Form 10-Q captioned “Special Note Regarding Forward-Looking Statements” and “Risk Factors”.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain the presentation of Adjusted EBITDA and Adjusted Net Income, which are not presented in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are being presented because they provide the Company and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA and Adjusted Net Income to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA and Adjusted Net Income only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations of Adjusted EBITDA and Adjusted Net Income to Net Income, the most comparable GAAP measure to each, are provided in “—Non-GAAP Financial Measures.”

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

We sell our products principally to engineering, procurement and construction firms ("EPCs”) that build solar energy projects. However, given the mission critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner of the solar energy project. The custom nature of our system solutions and the long development cycle for solar energy projects typically gives us 12 months or more of lead time to quote, engineer, produce and ship each order we receive, and we do not stock large amounts of finished goods.

We derived approximately 73% of our revenue from the sale of system solutions for the three months ended March 31, 2021. For the same period, we derived substantially all of our revenue from customers in the U.S. We had $180.6 million of backlog and awarded orders as of March 31, 2021, representing a 42% and 15% increase relative to the same date last year and December 31, 2020, respectively.

We have maintained focus on our growth strategy throughout the quarter including developments in converting customers to our combine-as-you-go system and developing products for the rapidly growing electric vehicle charging infrastructure market. We believe that eight of the top 10 solar EPCs as reported by Solar Power World Magazine use our combine-as-you-go system on a majority of their projects and we are currently in the process of transitioning an additional 11 EPCs and developers to our system. Additionally, we are currently developing four new product families for the EV charging market: skid solutions that package the key components required for an EV charging station in the factory with the objective of reducing the amount of labor required in the field; raceways that allow wire to be run above ground rather than in underground conduit; EV-BLA that eliminates homeruns from each dispenser and offers benefits similar to our solar BLA, including a 75% reduction in wire runs; and quad chargers that are prefabricated dispensers with four charge points. We expect to introduce our first offerings for this rapidly growing market in the fourth quarter of 2021.

Initial Public Offering
On January 29, 2021, the Company closed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' over-allotment option. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 LLC Interests from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of $25.00 per share. Subsequent to the IPO and related organizational transactions that occurred in connection with the IPO, the Company is the sole managing member of, and has a 56.14% economic interest in, Shoals Parent.

Organizational Transactions
In connection with the IPO, the Company and Shoals Parent completed the Organizational Transactions.

Following the completion of the Organizational Transactions, the Company owns 56.14% of Shoals Parent. The Continuing Equity Owners own the remaining 43.86% of Shoals Parent.

As the Organization Transactions are considered transactions between entities under common control, the condensed consolidated financial statements for the periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

See Note 1 to the condensed consolidated financial statements of Shoals, included in this Quarterly Report on Form 10-Q for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO.

Impact of COVID-19
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. To date, the Company has maintained uninterrupted business operations with normal turnaround times for its delivery of solar EBOS solutions and components. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. For the three months ended March 31, 2021, the Company incurred $0.1 million in COVID-19 related costs (disinfecting and reconfiguration of facilities, medical professionals to conduct daily screening of employees and direct legal costs associated with the pandemic) which is included in general and administrative expenses in the accompanying condensed consolidated financial statements. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations.

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

Operating Expenses
Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 44 to 57 from March 31, 2020 to March 31, 2021, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. The majority of our sales in 2020 were in the U.S. We currently have a sales presence in the U.S., Australia and Spain. We intend to expand our sales presence and marketing efforts to additional countries in the future. We also expect that as a result of our recent IPO, we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Depreciation
Depreciation in our operating expenses consists of costs associated with property, plant and equipment (“PP&E”) not used in manufacturing our products. We expect that as we increase both our revenue and the number of our general and administrative personnel, we will invest in additional PP&E to support our growth resulting in additional depreciation expense.

Amortization
Amortization of intangibles consists of customer relationships, developed technology, trade names and non-compete agreements over their expected period of use.

Non-operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our current Senior Secured Credit Agreement (as defined below) and our former Senior Debt which included a revolving line of credit and term loan, which was fully repaid on October 8, 2020.

Loss on Debt Repayment
Loss on debt repayment consists of prepayment premiums and the write-off off a portion of the deferred financing costs from the prepayment of outstanding borrowings under the Term Loan Facility.

Income Tax Expense
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of Shoals Parent. Shoals Parent is a pass-through entity for federal income tax purposes but incurs income tax in certain state jurisdictions.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2021	2020
Revenue	$45,604	$40,740	$4,864	12%
Cost of revenue	26,830	26,554	276	1%
Gross profit	18,774	14,186	4,588	32%
Operating Expenses
General and administrative expenses	6,816	2,558	4,258	166%
Depreciation and amortization	2,068	2,061	7	—%
Total Operating Expenses	8,884	4,619	4,265	92%
Income from Operations	9,890	9,567	323	3%
Interest expense, net	(3,709)	(272)	(3,437)	1264%
Loss on debt repayment	(15,990)	—	(15,990)	100%
Income (loss) before income taxes	(9,809)	9,295	(19,104)	(206)%
Income tax benefit	1,475	—	1,475	100%
Net income (loss)	(8,334)	9,295	(17,629)	(190)%
Less: net loss attributable to non-controlling interests	(5,475)	—	(5,475)	100%
Net income (loss) attributable to Shoals Technologies Group, Inc.	$(2,859)	$9,295	$(12,154)	(131)%

Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS
We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) income taxes, (iii) depreciation expense, (iv) amortization of intangibles, (v) loss on debt repayment, (vi) equity-based compensation, (vii) COVID-19 expenses and (viii) non-recurring and other expenses. We define Adjusted Net Income as net income (loss) plus (i) amortization of intangibles, (ii) loss on debt repayment, (iii) amortization of deferred financing costs, (iv) equity-based compensation, (v) COVID-19 expenses and (vi) non-recurring and other expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common shares outstanding for the applicable period, which assumes the pro forma exchange of all outstanding Class B common shares for Class A common shares.

Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, GAAP. We present Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS: (i) as factors in evaluating management’s performance when determining incentive compensation; (ii) to evaluate the effectiveness of our business strategies; and (iii) because our credit agreement uses measures similar to Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS to measure our compliance with certain covenants.

Among other limitations, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; in the case of Adjusted EBITDA, does not reflect income tax expense or benefit for periods prior to the reorganization; and may be calculated by other companies in our industry differently than we do or not at all, which may limit their usefulness as comparative measures.

Because of these limitations, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. You should review the reconciliation of net income to Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS below and not rely on any single financial measure to evaluate our business.

Reconciliation of Net Income (Loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(8,334)	$9,295
Interest expense	3,709	272
Income tax benefit	(1,475)	—
Depreciation expense	405	326
Amortization of intangibles	1,996	1,996
Loss on debt repayment	15,990	—
Equity-based compensation	1,392	—
COVID-19 expenses(a)	55	—
Non-recurring and other expenses(b)	339	182
Adjusted EBITDA	$14,077	$12,071

(a) Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees, premium pay during the pandemic to hourly workers and direct legal costs associated with the pandemic.
(b) Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.

Reconciliation of Net Income (Loss) Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to Shoals Technologies Group, Inc.	$(2,859)	$9,295
Net income (loss) impact from pro forma conversion of Class B common stock to Class A common stock (a)	(5,475)	—
Adjustment to the provision for income tax (b)	1,134	(2,077)
Tax effected net income (loss)	(7,200)	7,218
Amortization of intangibles	1,996	1,996
Amortization of deferred financing costs	370	9
Loss on debt repayment	15,990	—
Equity-based compensation	1,392	—
COVID-19 expenses (c)	55	—
Non-recurring and other expenses (d)	339	182
Tax impact of adjustments (e)	(4,171)	(475)
Adjusted Net Income	$8,771	$8,930
(a) Reflects net income (loss) to Class A common shares from pro forma exchange of corresponding shares of our Class B common shares held by our founder and management.
(b) Shoals Technologies Group, Inc. will be subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of Shoals Parent LLC. The adjustment to the provision for income tax reflects the effective tax rates below, assuming Shoals Technologies Group, Inc. owns 100% of the units in Shoals Parent LLC.

	Three Months Ended March 31,
	2021	2020
Statutory U.S. Federal income tax rate	19.8%	21.0%
State and local taxes (net of federal benefit)	0.9%	0.7%
Effective income tax rate for Adjusted Net Income	20.7%	21.7%

(c) Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees, premium pay during the pandemic to hourly workers and direct legal costs associated with the pandemic.

(d) Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.

(e) Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended March 31,
	2021	2020
Diluted weighted average shares of Class A common shares outstanding	93,540	N/A (b)
Assumed pro forma conversion of Class B common shares to Class A common shares	73,067	N/A (b)
Adjusted diluted weighted average shares outstanding	166,607	N/A (b)

Adjusted Net Income (a)	$8,771	N/A (b)
Adjusted Diluted EPS	$0.05	N/A (b)

(a) Represents Adjusted Net Income for the full period presented.

(b) This Non-GAAP measure is not applicable for this period, as the reorganization transactions had not yet occurred.

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue
Revenue increased by $4.9 million, or 12%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, driven by an increase in demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers increased in 2021 as compared to 2020. We believe customer recognition of the benefits of our combine-as-you-go system is resulting in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $0.3 million, or 1%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue increased from 35% in 2020 to 41% in 2021 in part due to purchasing efficiencies from increased volumes, improved material planning which reduced logistics costs, enhancements to product design that lowered manufacturing costs and other manufacturing efficiencies resulting from higher production volumes. Changes in product mix also contributed to the increase in margin as sales of system solutions for combine-as-you-go EBOS, which have higher margin than our other products, increased as a percentage of our total revenue.

Operating Expenses
General and Administrative
General and administrative expenses increased $4.3 million, or 166%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in general and administrative expenses was primarily the result of $1.4 million in equity-based compensation related to restricted stock units issued in connection with our IPO, an increase in professional fees of $0.8 million related to preparation for our IPO, wages and related taxes of $1.2 million related to increased head count and year-end bonuses, insurance expense of $0.6 million, franchise and other related taxes of $0.3 million and certain COVID-19 related costs of $0.1 million, offset by a decrease in travel and trade shows of $0.2 million as a result of COVID-19.

Depreciation and Amortization
There was no significant change in depreciation and amortization expense during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Interest Expense
Interest expense, net increased by $3.4 million or 1264%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, due to increased borrowings and related deferred financing costs under our Senior Secured Credit Facility entered into on November 25, 2020. We expect interest expense to increase in 2021 as a result of our higher average borrowings under the Senior Secured Credit Facility (see description under “Debt Obligations”).

Loss on Debt Repayment
Loss on debt repayment for the three months ended March 31, 2021 consists of $11.3 million of prepayment premium and $4.7 million in write-off off a portion of the deferred financing costs related to a prepayment of $150.0 million of outstanding borrowings under the Term Loan Facility.

Income Tax Benefit
Income tax benefit totaled $1.5 million for the three months ended March 31, 2021. The Company did not incur income tax expense prior to the Organizational Transactions, or during the three months ended March 31, 2020.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(17,779)	$17,938
Net cash used in investing activities	(863)	(795)
Net cash provided by financing activities	12,796	22,911
Net increase (decrease) in cash and cash equivalents	$(5,846)	$40,054

We finance our operations primarily with operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows and availability under our Revolving Credit Facility will be sufficient to meet our near term future cash needs.

We used cash from operating activities of $17.8 million in the three months ended March 31, 2021 as compared to cash generated from operating activities of $17.9 million for the three months ended March 31, 2020. As of March 31, 2021, our cash and cash equivalents were $4.2 million and we had outstanding borrowings of $238.1 million. We also had $61.0 million available for additional borrowings under our $100.0 million Revolving Credit Facility.

Operating Activities
For the three months ended March 31, 2021, cash used in operating activities was $17.8 million, primarily due to operating results that included $8.3 million of net loss, reflecting an increase of $6.0 million in inventory, $7.3 million in receivables, $3.5 million in other current assets, and a decrease in accounts payable and accrued expenses of $2.2 million.

For the three months ended March 31, 2020, cash provided by operating activities was $17.9 million, primarily due to operating results that included $9.3 million of net income, reflecting a decrease of $6.4 million in receivables, a decrease in $3.1 million in accounts payable and accrued expenses partially offset by $3.1 million increase in inventory.

Investing Activities
For the three months ended March 31, 2021, net cash used in investing activities was $0.9 million, attributable to the purchase of property and equipment.

For the three months ended March 31, 2020, net cash used in investing activities was $0.8 million, attributable to the purchase of property and equipment.

Financing Activities
For the three months ended March 31, 2021, net cash provided by financing activities was $12.8 million, including $145.6 million in net proceeds from the IPO and $19.0 million in borrowings under the Revolving Credit Facility offset by $150.1 million of payments on term loan facility.

For the three months ended March 31, 2020, net cash provided by financing activities was $22.9 million. We received proceeds from our senior debt – revolving credit facility of $24.0 million which was offset by payments to our members for tax distributions of $0.2 million and payments on our senior debt-term loan of $0.9 million.

From time to time, we may seek to retire or purchase the Company’s outstanding debt or equity securities through cash purchases and/or exchanges for other debt or equity securities in open market purchases, privately negotiated transactions, or otherwise, and may be made pursuant to Rule 10b5-1 or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Debt Obligations
Senior Secured Credit Agreement
On November 25, 2020 Shoals Holdings, entered into that certain credit agreement with the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”), (ii) a $30.0 million senior secured delayed draw term loan facility, which matures concurrently with the six-year Term Loan Facility (the “Delayed Draw Term Loan Facility”) and (iii) an uncommitted super senior first out revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility and a $10.0 million draw under the Delayed Draw Term Loan Facility were used to (i) make certain distributions from Shoals Holdings to Shoals Intermediate Holdings and from there to certain of our direct or indirect equity holders, (ii) pay transaction expenses, (iii) repay and terminate all outstanding commitments under the Senior Debt (as defined herein) and (iv) finance working capital and general corporate purposes. An additional $10.0 million draw under the Delayed Draw Term Loan Facility funded on December 14, 2020.

In December 2020, Shoals Holdings entered into two amendments to the Senior Secured Credit Agreement in order to obtain a $100.0 million increase (the “Revolver Upsize”) to the Revolving Credit Facility

and modify the terms of the interest rate and prepayment premium. As part of the first amendment we repaid and terminated all outstanding commitments under the Delayed Draw Term Loan Facility.

As of March 31, 2021, interest rates on the Term Loan facility and the Revolving credit facility were 4.25% and 3.75%, respectively and we had $61.0 million of availability under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains affirmative and negative covenants, including covenants that restrict our incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control. As of March 31, 2021, we were in compliance with all the required covenants.

Senior Debt
Intermediate and subsidiaries were party to the Senior Debt Agreement under which Holdings and its subsidiaries were borrowers and Intermediate was a guarantor. The Senior Debt was collateralized by all of the assets of the guarantor and borrowers. The amended agreement provided a term loan of $35 million and a revolving line of credit of $25 million.

On October 8, 2020, we paid the outstanding amount due on the term loan and settled all obligations with respect to the Senior Debt.

The Senior Debt provided for an interest rate to equal the Base Rate plus margin. The Base Rate charged was the highest rate of three defined methods as follows: 1) Federal Funds Rate plus 0.5%, 2) Fifth Third Bank N.A. Rate or 3) LIBOR Rate plus 1%. The Base Rate ranged from 1% to 2.5% depending on the EBITDA Rate calculation as defined in the Senior Debt (the “EBITDA Rate calculation”) for the Federal Funds Rate. The Base Rate for the LIBOR Rate ranged from 2% to 3.5% depending on the EBITDA Rate calculation.

Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of March 31, 2021, the maximum potential payment obligation with regard to surety bonds was $11.8 million.

Critical Accounting Policies and Significant Management Estimates
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of operation. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of March 31, 2021, we had $48.5 million of deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Liabilities Under Tax Receivable Agreement
As described in Note 14 to the condensed consolidated financial statements, we are a party to the TRA under which we are contractually committed to pay the TRA Owners 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of March 31, 2021, we recognized $41.7 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in connection with the IPO. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related the benefits not expected to be utilized.

Additionally, we estimate the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current on our condensed consolidated balance sheets. This determination is based on our estimate of taxable income for the next fiscal year. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the TRA between current and non-current.

As of March 31, 2021, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to our market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes with respect to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities
In connection with the Organizational Transactions, we issued 78,300,817 shares of Class B common stock to the Continuing Equity Owners, equal to the number of LLC Interests held by such holders, in connection with the Organizational Transactions for nominal considerations. In connection with our IPO, we purchased 5,234,210 LLC Interests from the Continuing Equity Owners at a price per interest equal to the IPO price of our Class A common stock, less the underwriting discounts and commissions, and the Continuing Equity Owners transferred an equal number of Class B common stock to us. As a result, the Continuing Equity Owners hold 73,066,607 shares of Class B common stock, representing approximately 43.86% of the voting power of our outstanding common stock.

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

We used the net proceeds to us from the IPO to purchase 5,234,210 LLC Interests from Continuing Equity Owners and 6,315,790 Interest from Shoals Parent at a price per interest equal to the IPO price of our Class A common stock, less the underwriting discounts and commissions.

As sole managing member of Shoals Parent, we caused Shoals Parent to use the proceeds it received to prepay $150.0 million of the outstanding borrowings under our Senior Secured Credit Agreement.

There has been no material change in the use of proceeds as described in the final prospectus dated January 28, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
10.1	Amendment No. 2, dated as of December 30, 2020, to the Credit Agreement, dated as of November 25, 2020, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A. and Guggenheim Securities, LLC, as lead arrangers and bookrunners	S-1/A	1/25/2021	10.1
10.2	Tax Receivable Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Shoals Parent LLC and the other parties thereto	8-K	1/29/2021	10.1
10.3	Registration Rights Agreement, dated January 29, 2021 by and among Shoals Technologies Group, Inc. and certain holders identified therein	8-K	1/29/2021	4.1
10.4	Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan	S-8	1/29/2021	10.1
10.5	Form of RSU Grant Notice and Award Agreement (Employees)	S-8	1/29/2021	10.2
10.6	Form of RSU Grant Notice and Award Agreement (Directors)	S-8	1/29/2021	10.3
10.7	Form of Director and Officer Indemnification Agreement	S-1/A	1/25/2021	10.5

		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
10.8	Stockholders’ Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Oaktree Power Opportunities Fund IV (Delaware) Holdings, LP, Solon Holdco I, GP, Solon Holdco II, GP, Dean Solon and Shoals Management Holdings LLC	8-K	1/29/2021	10.2
10.9	Third Amended and Restated Limited Liability Company Agreement, dated as of January 29, 2021, by and among Shoals Parent LLC, Dean Solon and Shoals Management Holdings LLC	8-K	1/29/2021	10.3
10.10	Employment Agreement, effective as of December 18, 2020, by and between Dean Solon and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.8
10.11	Employment Agreement, effective as of December 18, 2020, by and between Jason Whitaker and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.9
10.12	Employment Agreement, effective as of December 18, 2020, by and between Philip Garton and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.10
10.13	Employment Agreement, effective as of December 31, 2020, by and between Mehgan Peetz and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.11
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 ( and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

By:	/s/ Jason Whitaker		Date:	May 3, 2021
	Name:	Jason Whitaker
	Title:	Chief Executive Officer

By:	/s/ Philip Garton		Date:	May 3, 2021
	Name:	Philip Garton
	Title:	Chief Financial Officer