Form 10-Q
period 2021-06-30
Shoals Technologies Group, Inc.
filed 2021-08-11
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-39942

Shoals Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		85-3774438
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1400 Shoals Way	Portland	Tennessee	37148
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code)	(615)	451-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 Par Value	SHLS	Nasdaq Global Market

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

As of August 6, 2021, the registrant had 103,947,650 shares of Class A common stock and 62,664,521 shares of Class B common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$13,171	$10,073
Accounts receivable, net	42,977	27,004
Unbilled receivables	6,797	3,794
Inventory, net	21,272	15,121
Other current assets	7,292	155
Total Current Assets	91,509	56,147
Property, plant and equipment, net	13,622	12,763
Goodwill	50,176	50,176
Other intangible assets, net	67,996	71,988
Deferred tax asset	49,573	—
Other assets	840	4,236
Total Assets	$273,716	$195,310

Liabilities and Stockholders' Deficit / Members’ Deficit
Current Liabilities
Accounts payable	$14,224	$14,634
Accrued expenses	9,499	5,967
Long-term debt—current portion	3,500	3,500
Total Current Liabilities	27,223	24,101
Revolving line of credit	49,000	20,000
Long-term debt, less current portion	188,859	335,332
Payable Pursuant to the Tax Receivable Agreement	43,356	—
Total Liabilities	308,438	379,433
Commitments and Contingencies (Note 12)
Stockholders’ Deficit / Members’ Deficit
Members’ deficit	—	(184,123)
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 93,545,564 shares issued and outstanding as of June 30, 2021	1	—
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; 73,066,607 shares issued and outstanding as of June 30, 2021	1	—
Additional paid-in capital	78,883	—
Accumulated deficit	(93,782)	—
Total stockholders’ deficit attributable to Shoals Technologies Group, Inc. / members' deficit	(14,897)	(184,123)
Non-controlling interests	(19,825)	—
Total stockholders’ deficit / members’ deficit	(34,722)	(184,123)
Total Liabilities and Stockholders’ Deficit / Members’ Deficit	$273,716	$195,310
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$59,722	$43,427	$105,326	$84,167
Cost of revenue	33,543	26,598	60,373	53,152
Gross profit	26,179	16,829	44,953	31,015
Operating Expenses
General and administrative expenses	10,018	9,317	16,834	11,875
Depreciation and amortization	2,062	2,064	4,130	4,125
Total Operating Expenses	12,080	11,381	20,964	16,000
Income from Operations	14,099	5,448	23,989	15,015
Interest expense, net	(3,620)	(225)	(7,329)	(497)
Tax receivable agreement liability adjustment	(1,664)	—	(1,664)	—
Loss on debt repayment	—	—	(15,990)	—
Income (loss) before income taxes	8,815	5,223	(994)	14,518
Income tax benefit	339	—	1,814	—
Net income	9,154	5,223	820	14,518
Less: net income (loss) attributable to non-controlling interests	4,596	—	(879)	—
Net income attributable to Shoals Technologies Group, Inc.	$4,558	$5,223	$1,699	$14,518

	Three Months Ended June 30, 2021		Period from January 27, 2021 to June 30, 2021
Earnings per share of Class A common stock:
Basic	$0.05		$(0.01)
Diluted	$0.05		$(0.01)
Weighted average shares of Class A common stock outstanding:
Basic	93,544		93,542
Diluted	166,827		93,542

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except shares)
For the three and six months ended June 30, 2021

	Members' Deficit	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Members'/Stockholders Deficit

		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$(184,123)	—	$—	—	$—	$—	$—	$—	$(184,123)
Net income prior to the Organizational Transactions	2,675	—	—	—	—	—	—	—	2,675
Effect of Organizational Transactions	181,448	81,977,751	1	78,300,817	1	—	(92,806)	(88,644)	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions and offering costs	—	11,550,000	—	(5,234,210)	—	70,188	—	70,976	141,164
Net loss subsequent to the Organizational Transactions	—	—	—	—	—	—	(5,534)	(5,475)	(11,009)
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	—	—	—	1,392	—	—	1,392
Activity under stock compensation plan	—	11,941	—	—	—	(687)	—	550	(137)
Deferred tax adjustment related to Tax Receivable Agreement	—	—	—	—	—	7,180	—	—	7,180
Balance at March 31, 2021	—	93,539,692	1	73,066,607	1	78,073	(98,340)	(22,593)	(42,858)
Net income	—	—	—	—	—	—	4,558	4,596	9,154
Equity-based compensation	—	—	—	—	—	1,955	—	—	1,955
Activity under stock compensation plan	—	5,872	—	—	—	(857)	—	857	—
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,973)	(2,973)
Reallocation of non-controlling interest	—	—	—	—	—	(288)	—	288	—
Balance at June 30, 2021	$—	93,545,564	$1	73,066,607	$1	$78,883	$(93,782)	$(19,825)	$(34,722)

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (Unaudited) (continued)
(in thousands, except shares)

For the three and six months ended June 30, 2020

Members' Equity
Balance at December 31, 2019	$149,906
Member distributions	(214)
Equity-based compensation	—
Net income	9,295
Balance at March 31, 2020	158,987
Member distributions	—
Equity-based compensation	6,704
Net income	5,223
Balance at June 30, 2020	$170,914

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$820	$14,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,808	4,656
Amortization/write off of deferred financing costs	5,415	21
Equity-based compensation	4,172	6,704
Deferred taxes	(524)	—
Tax receivable agreement liability adjustment	1,664	—
Gain on sale of assets	61	—
Changes in assets and liabilities:
Accounts receivable	(15,973)	21
Unbilled receivables	(3,003)	(4,970)
Inventory	(6,151)	(3,356)
Other assets	(4,631)	515
Accounts payable	(410)	(1,494)
Accrued expenses	(362)	2,313
Net Cash Provided by (Used in) Operating Activities	(14,114)	18,928
Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(1,736)	(1,345)
Net Cash Used in Investing Activities	(1,736)	(1,345)
Cash Flows from Financing Activities
Member / non-controlling interest distributions	(2,973)	(214)
Employee withholding taxes related to net settled equity awards	(137)	—
Deferred financing costs	(94)	—
Payments on term loan facility	(151,750)	—
Proceeds from revolving credit facility	34,000	—
Repayments of revolving credit facility	(5,000)	—
Payments on senior debt - term loan	—	(1,747)
Payments on senior debt - revolving line of credit	—	(8,400)
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	154,521	—
Deferred offering costs	(9,619)	—
Net Cash Provided by (Used in) Financing Activities	18,948	(10,361)
Net Increase in Cash and Cash Equivalents	3,098	7,222
Cash and Cash Equivalents—Beginning of Period	10,073	7,082
Cash and Cash Equivalents—End of Period	$13,171	$14,304

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental Cash Flows Information:
Cash paid for interest	$5,634	$476
Cash paid for taxes	$1,120	$—
Non-cash financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$3,736	$—
Initial establishment of deferred tax assets	$49,049	$—
Initial establishment of amounts payable under tax receivable agreement	$41,692	$—
Capital contribution related to tax receivable agreement	$7,178	$—
Income tax receivable from merger due to former owner	$3,069	$—

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

Initial Public Offering
On January 29, 2021, the Company closed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' over-allotment option. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions of $9.9 million, which was used to purchase 6,315,790 newly-issued membership interests (the “LLC Interests”) from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of $25.00 per share. Subsequent to the IPO and related organizational transactions that occurred in connection with the IPO, the Company is the sole managing member of, and had a 56.14% economic interest in, Shoals Parent.

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
Immediately following the completion of the IPO and Organizational Transactions, the Company owned 56.14% of Shoals Parent. The Continuing Equity Owners owned the remaining 43.86% of Shoals Parent.

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

Non-controlling Interest
The non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Shoals Parent, held by the Continuing Equity Owners. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2021, the non-controlling interest was 43.86%.

Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the statements of operations, stockholders’ deficit / members’ deficit and cash flows for the periods ended June 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations and its cash flows for the periods ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the periods ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Impact of COVID-19 Pandemic

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally.

To date, the Company has maintained uninterrupted business operations with normal turnaround times for its delivery of solar EBOS solutions and components. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. For the three and six months ended June 30, 2021, the Company incurred $0.1 million and $0.2 million, respectively, in COVID-19 related costs (disinfecting and reconfiguration of facilities, medical professionals to conduct daily screening of employees and direct legal costs associated with the pandemic) which is included in general and administrative expenses in the accompanying condensed consolidated financial statements.

The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

Customer Concentrations
The Company had the following accounts receivable concentrations as of June 30, 2021 and December 31, 2020 and revenue concentrations for the six months ended June 30, 2021 and 2020:

	2021		2020
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	25.5%	41.3%	21.4%	16.7%
Customer B	13.2%	4.2%	23.9%	14.2%
Customer C	3.9%	2.2%	12.1%	12.0%
Customer D	6.5%	8.7%	12.3%	12.5%
Customer E	0.1%	0.3%	10.4%	0.0%

Recent Accounting Pronouncements
Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU No. 2019-12 as of January 1, 2021 and it did not have a material impact on its consolidated financial statements and related disclosures.

Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases.” Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Leases will continue to be classified as either finance or operating. For companies that are not emerging growth companies (“EGCs”), the ASU is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company plans to adopt the new standard using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2022, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its statements of operations or its statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.

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

3.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$43,179	$27,206
Less: allowance for doubtful accounts	(202)	(202)
Accounts receivable, net	$42,977	$27,004

4.    Inventory

Inventory consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$23,274	$17,390
Allowance for slow-moving inventory	(2,002)	(2,269)
Inventory, net	$21,272	$15,121

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment

Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		June 30, 2021	December 31, 2020
Land	N/A	$840	$840
Building and land improvements	5-40	5,992	5,621
Machinery and equipment	3-5	10,323	9,028
Furniture and fixtures	3-7	1,090	1,025
Vehicles	5	104	318
		18,349	16,832
Less: accumulated depreciation		(4,727)	(4,069)
Property, plant and equipment, net		$13,622	$12,763

Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively. During the three months ended June 30, 2021 and 2020, $0.3 million and $0.2 million, respectively, of depreciation expense was allocated to cost of revenue. During the three months ended June 30, 2021 and 2020, $0.1 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.

Depreciation expense for the six months ended June 30, 2021 and 2020 was $0.8 million and $0.7 million, respectively. During the six months ended June 30, 2021 and 2020, $0.7 million and $0.5 million, respectively, of depreciation expense was allocated to cost of revenue. During the six months ended June 30, 2021 and 2020, $0.1 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets

Goodwill
Goodwill relates to the acquisition of Shoals. As of June 30, 2021 and December 31, 2020, goodwill totaled $50.2 million.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Estimated Useful Lives (Years)	June 30, 2021	December 31, 2020
Amortizable:
Costs:
Customer relationships	13	$52,600	$52,600
Developed technology	13	34,600	34,600
Trade names	13	11,400	11,400
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		100,600	100,600
Accumulated amortization:
Customer relationships		16,522	14,499
Developed technology		10,868	9,537
Trade names		3,581	3,142
Noncompete agreements		1,633	1,434
Total accumulated amortization		32,604	28,612
Total amortizable intangibles, net		$67,996	$71,988

Amortization expense related to intangible assets amounted to $2.0 million and $2.0 million for the three months ended June 30, 2021 and 2020 and $4.0 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Term Loan Facility	$198,250	$350,000
Revolving Credit Facility	49,000	20,000
Senior Debt—term loan	—	—
Less: deferred financing costs	(5,891)	(11,168)
Total debt, net of deferred financing costs	241,359	358,832
Less: current portion	(3,500)	(3,500)
Long-term debt, net current portion	$237,859	$355,332

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

As of June 30, 2021, interest rates on the Term Loan facility and the Revolving credit facility were 4.25% and 3.75%, respectively and the Company had $51.0 million of availability under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains affirmative and negative covenants, including covenants that restrict the Company’s incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control. As of June 30, 2021, the Company was in compliance with all the required covenants.

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

8.    Earnings (loss) per Share

Basic earnings (loss) per share of Class A Common Stock is computed by dividing net loss attributable to the Company's losses by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A Common Stock is computed similarly to basic net loss

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
per share except the weighted average shares outstanding are increased to include additional shares from the redemption of Class B Common Stock under the if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted stock units are considered common stock equivalents for this purpose.

All earnings prior to and up to January 26, 2021, the date of the IPO, were entirely allocable to non-controlling interest and, as a result, earnings (loss) per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Shoals Technologies Group, Inc. from the period subsequent to January 26, 2021 is included in the net loss attributable to the stockholders of Class A Common Stock for the periods ended June 30, 2021. Basic and diluted net loss per share of Class A Common Stock from January 27, 2021 to June 30, 2021 have been computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2021	Period from January 27, 2021 to June 30, 2021
Numerator:
Net income (loss) attributable to Shoals Technologies Group, Inc. - basic	$4,558	$(976)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed conversion of class B common stock	4,596	—
Net income (loss) attributable to Shoals Technologies Group, Inc. - diluted	$9,154	$(976)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	93,544	93,542
Effect of dilutive securities:
Restricted Stock Units	216	—
Class B Common Stock	73,067	—
Weighted average shares of Class A common stock outstanding - diluted	166,827	93,542

Earnings (loss) per share of Class A common stock - basic	$0.05	$(0.01)
Earnings (loss) per share of Class A common stock - diluted	$0.05	$(0.01)

For the period from January 27, 2021 to June 30, 2021, 1,169,601 restricted stock units and 73,066,607 Class B common stock shares were excluded from the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive as we recorded a net loss for the period.

9.    Equity-Based Compensation

On January 26, 2021, the Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Since January 26, 2021, the Company has granted 1,196,770 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs were granted at varying prices ranging from $25.00 to $29.57 per unit and generally vest ratably over 4 years, except for some of the director grants which vest over 1 year.

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2021 (in thousands, except per share amounts):

	Restricted Stock Units	Weighted Average Price
Outstanding at beginning of period	—	$—
Granted	1,196,770	$26.02
Forfeited	(5,297)	$29.57
Vested	(21,872)	$27.58
Outstanding at end of period	1,169,601	$25.98

For the three and six months ended June 30, 2021, the Company recognized $2.8 million and $4.2 million, respectively, in equity-based compensation. As of June 30, 2021, the Company had $27.8 million of unrecognized compensation costs which is expected to be recognized over a period of 3.6 years.

10.    Stockholders' Deficit

Amendment and Restatement of Certificate of Incorporation
As discussed in Note 1, on January 26, 2021, the Company's certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.00001 per share; (ii) authorization of 195,000,000 shares of Class B common stock with a par value of $0.00001 per share; (iii) authorization of 5,000,000 shares of preferred stock that may be issued from time to time by the Company's Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, the members of which will serve for staggered terms.

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

Initial Public Offering

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

11.    Non-Controlling Interests

On January 26, 2021, the Company used net proceeds from the IPO to purchase 6,315,790 LLC Interests from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent. In addition, the Company issued 81,977,751 Class A common stock for the same number of LLC Interests as Merger consideration. Following the completion of the Organizational Transactions and as of June 30, 2021, the Company owned 56.14% of Shoals Parent.

The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2021	Period from January 27, 2021 to June 30, 2021
Net income (loss) attributable to non-controlling interest	$4,596	$(879)
Transfers to non-controlling interests
Increase in accumulated deficit as a result of the Organizational Transactions	—	(88,644)
Decrease in accumulated deficit as a result of newly issued LLC Interests in IPO	—	70,976
Decrease in accumulated deficit as a result of activity under stock compensation plan	857	1,407
Distributions to non-controlling interest	(2,973)	(2,973)
Reallocation of non-controlling interest	288	288
Change from net income (loss) attributable to non-controlling interest and transfers to non-controlling interest	$2,768	$(19,825)

Issuance of Additional LLC Interests
Under the first amended and restated limited liability company agreement of Shoals Parent, as amended (the "LLC Agreement'), the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A Common Stock. Other than as it relates to the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended June 30, 2021, the Company caused Shoals Parent to issue to the Company a total of 6,315,790 LLC Interests in connection with the issuance of Class A common stock in the IPO and 17,813 LLC Interests for the vesting of awards granted under the Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan.

Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent is required to distribute cash, to the extent that Shoals Parent has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the six months ended June 30, 2021, tax distributions to non-controlling LLC Interests holders was $3.0 million.

12.    Commitments and Contingencies

Litigation

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of June 30, 2021, the maximum potential payment obligation with regard to surety bonds was $11.8 million.

13.    Income Taxes

The Company is taxed as a subchapter C corporation and is subject to federal and state income taxes. The Company’s sole material asset is Shoals Parent, which is a limited liability company that is taxed as a partnership for US federal and certain state and local income tax purposes. Shoals Parent’s net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns. Shoals Parent is subject to and reports an entity level tax in Tennessee and Texas. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The Company’s income tax provision was a benefit of $0.3 million and $1.8 million for the three and six months ended June 30, 2021, respectively, and the effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest, benefit of the foreign derived intangible income and changes in our valuation allowance. The tax benefit for the three and six months ended June 30, 2021 includes $2.0 million of deferred income tax benefit resulting from an increase in the blended state income tax rate.

As of June 30, 2021, the Company had recorded a deferred tax asset related to the partnership basis differences in Shoals Parent of $49.6 million net of a $6.3 million valuation allowance. The Company also recorded an income tax receivable of $5.4 million of which the Company estimates $3.1 million is owed to the prior owner related to taxes paid prior to the IPO transaction.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. As of the quarter ended June 30, 2021, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

14. Tax Receivable Agreement
In connection with the Organization Transactions and the IPO, the Company entered into a tax receivable agreement (the “TRA”) with the founder and former equity owners of Shoals Investment CTB (the “TRA Owners”). The TRA provides for the payment from time to time by the Company to the TRA Owners of 85% of the amount of the benefits, if any, that the Company has deemed to realize as a result of (i) increases in tax basis resulting from the purchase or exchange of LLC Interests and other qualifying transactions. These payment obligations are obligations of the Company and not of Shoals Parent. For purposes of the TRA, the benefit deemed realized by the Company will generally be computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Shoals Parent as a result of the purchases or exchanges, and had the Company not entered into the TRA.

The TRA further provides that, upon certain mergers, asset sales or other forms of business combinations or other changes of control, the Company (or its successor) would owe to the TRA Owners a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the TRA that would be based on certain assumptions, including a deemed exchange of Shoals Parent LLC Interests and that the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the TRA. The Company also is entitled to terminate the TRA, which, if terminated, would obligate the Company to make early termination payments to the TRA Owners.

On January 26, 2021, the Company acquired 5,234,210 LLC Interests from the founder. This acquisition triggered a tax basis increase subject to the provisions of the TRA. In the first quarter of fiscal year 2021, the Company recognized (i) a deferred tax asset in the amount of $32.1 million, (ii) a corresponding liability of $27.2 million, representing 85% of the tax benefits to the TRA Owners and (iii) $4.9 million of additional paid-in capital.

On January 26, 2021, in connection with the merger with Shoals Investment CTB, the Company distributed 85% of the value in the tax basis from the original acquisition of Shoals Parent by Shoals investment CTB in 2017 to the holders of the TRA. In the first quarter of fiscal year 2021, the Company

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
recognized (i) a deferred tax asset of $16.9 million, (ii) a corresponding liability of $14.4 million representing 85% of the tax benefits to the TRA Owners and (iii) $2.5 million of additional paid-in capital.

During the second quarter, the TRA liability was increased by $1.7 million resulting from an estimated increase in the Company’s blended state income tax rate. As a result of the adjustment to the Tax Receivable Agreement liability, the Company recorded approximately $1.7 million of other expense in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2021. As of June 30, 2021, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $43.4 million.

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

The following table presents the Company’s revenue disaggregated by system solutions and solar components which are recorded over time as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
System solutions	$51,242	$31,626	$84,611	$54,419
Solar components	8,480	11,801	20,715	29,748
Total revenue	$59,722	$43,427	$105,326	$84,167

16.    Subsequent Events

Follow On Offering / Tax Receivable Agreement
In July 2021, the Company completed a follow-on offering consisting of 4,989,692 shares of Class A common stock offered by the selling shareholders and 10,402,086 shares of Class A common stock offered by the Company. The Company used the proceeds of the sale of Class A common stock to purchase an equal number of LLC Interests and Class B common stock corresponding to such number of LLC Interests from our founder and management. The Company obtains an increase in its share of the tax basis of the assets of Shoals Parent when LLC Interests and Class B common stock corresponding to such number of LLC Interests are redeemed or exchanged. This increase in tax basis may have the effect of reducing the amounts that the Company would otherwise pay in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The exchange of 10,402,086 LLC Interests and shares of Class B common stock corresponding to such number of LLC Interests triggered a tax basis increase subject to the provisions of the Tax Receivable Agreement. In the third quarter of fiscal year 2021, the Company will recognize a deferred tax asset in the amount of approximately $71.8 million, a corresponding increase in the tax receivable agreement liability of $61.1 million, representing 85% of the tax benefits and approximately $10.7 million of additional-paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of our 10-K and this Form 10-Q captioned “Special Note Regarding Forward-Looking Statements” and “Risk Factors”.

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

We derived approximately 80% of our revenue from the sale of system solutions for the six months ended June 30, 2021. For the same period, we derived substantially all of our revenue from customers in the U.S. We had $200.5 million of backlog and awarded orders, backlog represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders are orders we are in the process of documenting a contract but for which a contract has not yet been signed, as of June 30, 2021, representing a 63% and 11% increase relative to the same date last year and March 31, 2021, respectively.

We have maintained focus on our growth strategy throughout the quarter including developments in converting customers to our combine-as-you-go system and developing products for the rapidly growing electric vehicle charging infrastructure market. We believe that eight of the top 10 solar EPCs as reported by Solar Power World Magazine use our combine-as-you-go system on a majority of their projects and we are currently in the process of transitioning an additional 11 EPCs and developers to our system. Additionally, we are currently developing four new product families for the EV charging market: skid solutions that package the key components required for an EV charging station in the factory with the objective of reducing the amount of labor required in the field; raceways that allow wire to be run above ground rather than in underground conduit; EV-Big Lead Assembly (“BLA”) that eliminates homeruns from each dispenser and offers benefits similar to our solar BLA, including a 75% reduction in wire runs; and quad chargers that are prefabricated dispensers with four charge points. We expect to introduce our first offerings for this rapidly growing market in the fourth quarter of 2021.

Initial Public Offering
On January 29, 2021, the Company closed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' over-allotment option. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 LLC Interests from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of $25.00 per share. Subsequent to the IPO and related organizational transactions that occurred in connection with the IPO, the Company is the sole managing member of, and had a 56.14% economic interest in, Shoals Parent.

Organizational Transactions
See Note 1 to the condensed consolidated financial statements of Shoals, included in this Quarterly Report on Form 10-Q for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO.

Following the completion of the Organizational Transactions, the Company owned 56.14% of Shoals Parent. The Continuing Equity Owners owned the remaining 43.86% of Shoals Parent.

As the Organization Transactions were considered transactions between entities under common control, the condensed consolidated financial statements for the periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Impact of COVID-19
The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and manufacturing disruptions, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect the vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which, the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond, but developments related to COVID-19 may materially affect us in 2021.

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

Operating Expenses
Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 42 to 68 from June 30, 2020 to June 30, 2021, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales in 2020 were in the U.S. We currently have a sales presence in the U.S., Australia and Spain. We intend to expand our sales presence and marketing efforts to additional countries in the future. We also expect that as a result of our recent IPO, we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

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

Tax Receivable Agreement Liability Adjustment
Tax receivable agreement liability adjustment consists of changes to our effective interest rate since the initial recording of the liability related to our tax receivable agreement with our founder and former Class A Shoals Equity Owners of Shoals Parent.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2021	2020			2021	2020
Revenue	$59,722	$43,427	$16,295	38%	$105,326	$84,167	$21,159	25%
Cost of revenue	33,543	26,598	6,945	26%	60,373	53,152	7,221	14%
Gross profit	26,179	16,829	9,350	56%	44,953	31,015	13,938	45%
Operating Expenses
General and administrative expenses	10,018	9,317	701	8%	16,834	11,875	4,959	42%
Depreciation and amortization	2,062	2,064	(2)	—%	4,130	4,125	5	—%
Total Operating Expenses	12,080	11,381	699	6%	20,964	16,000	4,964	31%
Income from Operations	14,099	5,448	8,651	159%	23,989	15,015	8,974	60%
Interest expense, net	(3,620)	(225)	(3,395)	1509%	(7,329)	(497)	(6,832)	1375%
Tax receivable agreement liability adjustment	(1,664)	—	(1,664)	100%	(1,664)	—	(1,664)	100%
Loss on debt repayment	—	—	—	—%	(15,990)	—	(15,990)	100%
Income (loss) before income taxes	8,815	5,223	3,592	69%	(994)	14,518	(15,512)	(107)%
Income tax benefit	339	—	339	100%	1,814	—	1,814	100%
Net income	9,154	5,223	3,931	75%	820	14,518	(13,698)	(94)%
Less: net income (loss) attributable to non-controlling interests	4,596	—	4,596	100%	(879)	—	(879)	100%
Net income attributable to Shoals Technologies Group, Inc.	$4,558	$5,223	$(665)	(13)%	$1,699	$14,518	$(12,819)	(88)%

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue
Revenue increased by $16.3 million, or 38%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, driven by an increase in demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers increased in 2021 as compared to 2020. We believe customer recognition of the benefits of our combine-as-you-go system is resulting in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $6.9 million, or 26%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue increased from 38.8% in 2020 to 43.8% in 2021 in part due to purchasing efficiencies from increased volumes, improved material planning which reduced logistics costs, enhancements to product design that lowered manufacturing costs and other manufacturing efficiencies resulting from higher production volumes. Changes in product mix also contributed to the increase in margin as sales of system solutions for combine-as-you-go EBOS, which have higher margin than our other products, increased as a percentage of our total revenue.

Operating Expenses
General and Administrative
General and administrative expenses increased $0.7 million, or 8%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in general and administrative expenses was primarily the result of an increase in professional fees of $1.9 million related to preparation for our public offerings, wages and related taxes of $1.6 million related to increased head count and year-end bonuses, and an insurance expense of $0.8 million primarily related to increased costs for our directors and officers policy, offset by a decrease in equity-based compensation of $4.1 million.

Depreciation and Amortization
There was no significant change in depreciation and amortization expense during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Interest Expense
Interest expense, net increased by $3.4 million or 1509%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, due to increased borrowings and related deferred financing costs under our Senior Secured Credit Facility entered into on November 25, 2020. We expect interest expense to increase in 2021 as a result of our higher average borrowings under the Senior Secured Credit Facility (see description under “Debt Obligations”).

Tax Receivable Agreement Liability Adjustment
Tax receivable agreement liability adjustment totaled $1.7 million for the three months ended June 30, 2021. The adjustment resulted from an estimated increase in the Company’s blended state income tax rate.

Income Tax Benefit
Income tax benefit totaled $0.3 million for the three months ended June 30, 2021. The Company did not incur income tax expense prior to the Organizational Transactions, or during the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue
Revenue increased by $21.2 million, or 25%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, driven by an increase in demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers increased in 2021 as compared to 2020. We believe customer recognition of the benefits of our combine-as-you-go system is resulting in increased demand for our products.

Cost of Revenue and Gross Profit

Cost of revenue increased by $7.2 million, or 14%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue increased from 36.8% for the six months ended June 30, 2020 to 42.7% for the six months ended June 30, 2021 in part due to purchasing efficiencies from increased volumes, improved material planning which reduced logistics costs, enhancements to product design that lowered manufacturing costs and other manufacturing efficiencies resulting from higher production volumes. Changes in product mix also contributed to the increase in margin as sales of system solutions for combine-as-you-go EBOS, which have higher margin than our other products, increased as a percentage of our total revenue.

Operating Expenses
General and Administrative
General and administrative expenses increased by $5.0 million, or 42%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in general and administrative expenses was primarily the result of an increase in professional fees of $2.5 million related to preparation for our public offerings, wages and related taxes of $2.8 million related to increased head count and year-end bonuses, an insurance expense of $1.5 million primarily related to increased costs for our directors and officers policy and franchise and other related taxes of $0.3 million, offset by a decrease in equity-based compensation of $2.8 million and a decrease in travel and trade shows of $0.2 million as a result of COVID-19.

Depreciation and Amortization
There was no significant change in depreciation and amortization expense during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Interest Expense
Interest expense, net increased by $6.8 million or 1375%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, due to increased borrowings and related deferred financing costs under our Senior Secured Credit Facility entered into on November 25, 2020. We expect interest expense to increase in 2021 as a result of our higher average borrowings under the Senior Secured Credit Facility (see description under “Debt Obligations”).

Tax Receivable Agreement Liability Adjustment
Tax receivable agreement liability adjustment totaled $1.7 million for the six months ended June 30, 2021. The adjustment resulted from an estimated increase in the Company’s blended state income tax rate.

Loss on Debt Repayment
Loss on debt repayment for the six months ended June 30, 2021 consists of $11.3 million of prepayment premium and $4.7 million in write-off off a portion of the deferred financing costs related to a prepayment of $150.0 million of outstanding borrowings under the Term Loan Facility.

Income Tax Benefit
Income tax benefit totaled $1.8 million for the six months ended June 30, 2021. The Company did not incur income tax expense prior to the Organizational Transactions, or during the six months ended June 30, 2020.

Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS

We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) income taxes, (iii) depreciation expense, (iv) amortization of intangibles, (v) tax receivable agreement liability adjustment, (vi) loss on debt repayment, (vii) equity-based compensation, (viii) COVID-19 expenses and (ix) non-recurring and other expenses. We define Adjusted Net Income as net income (loss) plus (i) amortization of intangibles, (ii) tax receivable agreement liability adjustment, (iii) loss on debt repayment, (iv) amortization of deferred financing costs, (v) equity-based compensation, (vi) COVID-19 expenses and (vii) non-recurring and other expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common shares outstanding for the applicable period, which assumes the pro forma exchange of all outstanding Class B common shares for Class A common shares.

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

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$9,154	$5,223	$820	$14,518
Interest expense	3,620	225	7,329	497
Income tax benefit	(339)	—	(1,814)	—
Depreciation expense	411	338	816	664
Amortization of intangibles	1,996	1,996	3,992	3,992
Tax receivable agreement liability adjustment(a)	1,664	—	1,664	—
Loss on debt repayment	—	—	15,990	—
Equity-based compensation	2,780	6,704	4,172	6,704
COVID-19 expenses(b)	106	806	161	806
Non-recurring and other expenses(c)	1,239	112	1,578	294
Adjusted EBITDA	$20,631	$15,404	$34,708	$27,475

(a)    Represents an adjustment to eliminate the remeasurement of the Tax Receivable Agreement.
(b)    Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees, premium pay during the pandemic to hourly workers in 2020 and direct legal costs associated with the pandemic.
(c) Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Shoals Technologies Group, Inc.	$4,558	$5,223	$1,699	$14,518
Net income (loss) impact from pro forma conversion of Class B common stock to Class A common stock (a)	4,596	—	(879)	—
Adjustment to the provision for income tax (b)	(942)	(1,133)	192	(3,150)
Tax effected net income	8,212	4,090	1,012	11,368
Amortization of intangibles	1,996	1,996	3,992	3,992
Amortization of deferred financing costs	305	12	675	21
Tax receivable agreement liability adjustment(c)	1,664	—	1,664	—
Loss on debt repayment	—	—	15,990	—
Equity-based compensation	2,780	6,704	4,172	6,704
COVID-19 expenses (d)	106	806	161	806
Non-recurring and other expenses (e)	1,239	112	1,578	294
Tax impact of adjustments (f)	(1,635)	(635)	(5,806)	(1,110)
Adjusted Net Income	$14,667	$13,085	$23,438	$22,075
(a)    Reflects net income (loss) to Class A common shares from pro forma exchange of corresponding shares of our Class B common shares held by our founder and management.
(b)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of Shoals Parent LLC. The adjustment to the provision for income tax reflects the effective tax rates below, assuming Shoals Technologies Group, Inc. owns 100% of the units in Shoals Parent LLC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
State and local taxes (net of federal benefit)	2.0%	0.7%	2.0%	0.7%
Permanent items, including valuation adjustment	(2.5)%	—%	(1.1)%	—%
Effective income tax rate for Adjusted Net Income	20.5%	21.7%	21.9%	21.7%

(c)    Represents an adjustment to eliminate the remeasurement of the Tax Receivable Agreement.
(d)    Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees, premium pay during the pandemic to hourly workers in 2020 and direct legal costs associated with the pandemic.
(e) Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.
(f)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted weighted average shares of Class A common shares outstanding, excluding Class B common shares	93,760	N/A (b)	93,650	N/A (b)
Assumed pro forma conversion of Class B common shares to Class A common shares	73,067	N/A (b)	73,067	N/A (b)
Adjusted diluted weighted average shares outstanding	166,827	N/A (b)	166,717	N/A (b)

Adjusted Net Income (a)	$14,667	N/A (b)	$23,438	N/A (b)
Adjusted Diluted EPS	$0.09	N/A (b)	$0.14	N/A (b)

(a) Represents Adjusted Net Income for the full period presented.

(b) This Non-GAAP measure is not applicable for this period, as the reorganization transactions had not yet occurred.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(14,114)	$18,928
Net cash used in investing activities	(1,736)	(1,345)
Net cash provided by (used in) financing activities	18,948	(10,361)
Net increase in cash and cash equivalents	$3,098	$7,222

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

We used cash from operating activities of $14.1 million in the six months ended June 30, 2021 as compared to cash generated from operating activities of $18.9 million for the six months ended June 30, 2020. As of June 30, 2021, our cash and cash equivalents were $13.2 million and we had outstanding borrowings of $247.3 million. We also had $51.0 million available for additional borrowings under our $100.0 million Revolving Credit Facility.

Operating Activities
For the six months ended June 30, 2021, cash used in operating activities was $14.1 million, primarily due to operating results that included $0.8 million of net income which was reduced by $15.6 million, net of non-cash expenses, an increase of $6.2 million in inventory, $19.0 million in receivables, $4.6 million in other current assets and a decrease in accounts payable and accrued expenses of $0.8 million.

For the six months ended June 30, 2020, cash provided by operating activities was $18.9 million, primarily due to operating results that included $14.5 million of net income which was reduced by $11.4 million, net of non-cash expenses, an increase of $5.0 million in receivables, an increase of $3.4 million in inventory and an increase of $0.8 million in accounts payable and accrued expenses.

Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities was $1.7 million, attributable to the purchase of property and equipment.

For the six months ended June 30, 2020, net cash used in investing activities was $1.3 million, attributable to the purchase of property and equipment.

Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities was $18.9 million, including $144.9 million in net proceeds from the IPO and $29.0 million in borrowings under the Revolving Credit Facility offset by $151.8 million of payments on term loan facility.

For the six months ended June 30, 2020, net cash used in financing activities was $10.4 million. We made $8.4 million in payments on our senior debt – revolving credit facility, tax distributions of $0.2 million and payments on our senior debt-term loan of $1.7 million.

From time to time, we may seek to retire or purchase the Company’s outstanding debt or equity securities through cash purchases and/or exchanges for other debt or equity securities in open market purchases, privately negotiated transactions, or otherwise, that may be made pursuant to Rule 10b5-1 or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

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

As of June 30, 2021, interest rates on the Term Loan facility and the Revolving credit facility were 4.25% and 3.75%, respectively and we had $51.0 million of availability under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains affirmative and negative covenants, including covenants that restrict our incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control. As of June 30, 2021, we were in compliance with all the required covenants.

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

Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of June 30, 2021, the maximum potential payment obligation with regard to surety bonds was $11.8 million.

Critical Accounting Policies and Significant Management Estimates
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of operation. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of June 30, 2021, we had $49.6 million of deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Liabilities Under Tax Receivable Agreement
As described in Note 14 to the condensed consolidated financial statements, we are a party to the TRA under which we are contractually committed to pay the TRA Owners 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we generally would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of June 30, 2021, we recognized $43.4 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in connection with the IPO. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related the benefits not expected to be utilized.

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

As of June 30, 2021, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None

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

Shoals Technologies Group, Inc.

By:	/s/ Jason Whitaker		Date:	August 10, 2021
	Name:	Jason Whitaker
	Title:	Chief Executive Officer

By:	/s/ Philip Garton		Date:	August 10, 2021
	Name:	Philip Garton
	Title:	Chief Financial Officer