Form 10-Q
period 2021-09-30
Shoals Technologies Group, Inc.
filed 2021-11-10
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, the registrant had 104,179,939 shares of Class A common stock and 62,664,521 shares of Class B common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$14,189	$10,073
Accounts receivable, net	44,588	27,004
Unbilled receivables	10,554	3,794
Inventory, net	27,832	15,121
Other current assets	11,706	155
Total Current Assets	108,869	56,147
Property, plant and equipment, net	14,358	12,763
Goodwill	69,321	50,176
Other intangible assets, net	67,508	71,988
Deferred tax asset	121,545	—
Other assets	1,204	4,236
Total Assets	$382,805	$195,310

Liabilities and Stockholders' Deficit / Members’ Deficit
Current Liabilities
Accounts payable	$18,664	$14,634
Accrued expenses	15,112	5,967
Long-term debt—current portion	2,000	3,500
Total Current Liabilities	35,776	24,101
Revolving line of credit	60,140	20,000
Long-term debt, less current portion	190,136	335,332
Payable Pursuant to the Tax Receivable Agreement	107,880	—
Total Liabilities	393,932	379,433
Commitments and Contingencies (Note 13)
Stockholders’ Deficit / Members’ Deficit
Members’ deficit	—	(184,123)
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of September 30, 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 104,179,939 shares issued and outstanding as of September 30, 2021	1	—
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; 62,664,521 shares issued and outstanding as of September 30, 2021	1	—
Additional paid-in capital	92,149	—
Accumulated deficit	(91,296)	—
Total stockholders’ equity attributable to Shoals Technologies Group, Inc. / members' deficit	855	(184,123)
Non-controlling interests	(11,982)	—
Total stockholders’ deficit / members’ deficit	(11,127)	(184,123)
Total Liabilities and Stockholders’ Deficit / Members’ Deficit	$382,805	$195,310
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$59,840	$52,598	$165,166	$136,765
Cost of revenue	38,071	31,909	98,444	85,061
Gross profit	21,769	20,689	66,722	51,704
Operating Expenses
General and administrative expenses	10,031	3,515	26,865	15,390
Depreciation and amortization	2,175	2,069	6,305	6,194
Total Operating Expenses	12,206	5,584	33,170	21,584
Income from Operations	9,563	15,105	33,552	30,120
Interest expense, net	(3,582)	(104)	(10,911)	(601)
Tax receivable agreement liability adjustment	(2,014)	—	(3,678)	—
Loss on debt repayment	—	—	(15,990)	—
Income before income taxes	3,967	15,001	2,973	29,519
Income tax benefit	1,309	—	3,123	—
Net income	5,276	15,001	6,096	29,519
Less: net income attributable to non-controlling interests	2,790	—	1,911	—
Net income attributable to Shoals Technologies Group, Inc.	$2,486	$15,001	$4,185	$29,519

	Three Months Ended September 30, 2021		Period from January 27, 2021 to September 30, 2021
Earnings per share of Class A common stock:
Basic	$0.02		$0.02
Diluted	$0.02		$0.02
Weighted average shares of Class A common stock outstanding:
Basic	101,890		96,354
Diluted	102,251		96,527

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except shares)

For the three and nine months ended September 30, 2021

	Members' Deficit	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Members'/Stockholders Deficit

		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$(184,123)	—	$—	—	$—	$—	$—	$—	$(184,123)
Net income prior to the Organizational Transactions	2,675	—	—	—	—	—	—	—	2,675
Effect of Organizational Transactions	181,448	81,977,751	1	78,300,817	1	—	(92,806)	(88,644)	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions and offering costs	—	11,550,000	—	(5,234,210)	—	70,188	—	70,976	141,164
Net loss subsequent to the Organizational Transactions	—	—	—	—	—	—	(5,534)	(5,475)	(11,009)
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	—	—	—	1,392	—	—	1,392
Activity under stock compensation plan	—	11,941	—	—	—	(687)	—	550	(137)
Deferred tax adjustment related to Tax Receivable Agreement	—	—	—	—	—	7,180	—	—	7,180
Balance at March 31, 2021	—	93,539,692	1	73,066,607	1	78,073	(98,340)	(22,593)	(42,858)
Net income	—	—	—	—	—	—	4,558	4,596	9,154
Equity-based compensation	—	—	—	—	—	1,955	—	—	1,955
Activity under stock compensation plan	—	5,872	—	—	—	(857)	—	857	—
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,973)	(2,973)
Reallocation of non-controlling interest	—	—	—	—	—	(288)	—	288	—
Balance at June 30, 2021	—	93,545,564	1	73,066,607	1	78,883	(93,782)	(19,825)	(34,722)

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (Unaudited) (continued)
(in thousands, except shares)

	Members' Deficit	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Members'/Stockholders Deficit

		Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	—	2,486	2,790	5,276
Equity-based compensation	—	—	—	—	—	3,057	—	—	3,057
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts	—	10,402,086	—	—	—	281,064	—	—	281,064
Purchase of LLC Interests and Class B common stock	—	—	—	(10,402,086)	—	(281,064)	—	—	(281,064)
Deferred tax adjustment related to purchase of LLC Interests in follow-on offering	—	—	—	—	—	11,031	—	—	11,031
Deferred tax adjustment related to ConnectPV LLC conversion	—	—	—	—	—	(405)	—	—	(405)
Issuance of Class A common stock in connection with an acquisition		209,437	—	—	—	6,500	—	—	6,500
Activity under stock compensation plan	—	22,852	—	—	—	(1,200)	—	1,200	—
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(1,864)	(1,864)
Reallocation of non-controlling interest	—	—	—	—	—	(5,717)	—	5,717	—
Balance at September 30, 2021	$—	104,179,939	$1	62,664,521	$1	$92,149	$(91,296)	$(11,982)	$(11,127)

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (Unaudited) (continued)
(in thousands, except shares)
For the three and nine months ended September 30, 2020

Members' Equity
Balance at December 31, 2019	$149,906
Member distributions	(214)
Equity-based compensation	—
Net income	9,295
Balance at March 31, 2020	158,987
Member distributions	—
Equity-based compensation	6,704
Net income	5,223
Balance at June 30, 2020	170,914
Member distributions	(11,142)
Equity-based compensation	515
Net income	15,001
Balance at September 30, 2020	$175,288

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$6,096	$29,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,345	7,017
Amortization/write off of deferred financing costs	5,692	31
Equity-based compensation	6,404	7,219
Provision for slow-moving inventory	435	488
Deferred taxes	640	—
Tax receivable agreement liability adjustment	3,678	—
Gain on sale of assets	61	—
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	(12,271)	(1,087)
Unbilled receivables	(6,760)	(6,076)
Inventory	(8,505)	(2,953)
Other assets	(6,904)	670
Accounts payable	(5,198)	285
Accrued expenses	2,608	3,002
Net Cash Provided by (Used in) Operating Activities	(6,679)	38,115
Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(2,483)	(2,786)
Acquisition of a business, net of cash acquired	(12,909)	—
Net Cash Used in Investing Activities	(15,392)	(2,786)
Cash Flows from Financing Activities
Member / non-controlling interest distributions	(4,837)	(11,356)
Employee withholding taxes related to net settled equity awards	(137)	—
Deferred financing costs	(94)	—
Payments on term loan facility	(152,250)	—
Proceeds from revolving credit facility	40,140	—
Payments on senior debt - term loan	—	(21,810)
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	154,521	—
Proceeds from issuance of Class A common stock in follow-on offering, net of underwriting discounts and commissions	281,064	—
Purchase of LLC Interests with proceeds from follow-on offering	(281,064)	—
Payment of debt acquired in acquisition	(1,537)	—
Deferred offering costs	(9,619)	—
Net Cash Provided by (Used in) Financing Activities	26,187	(33,166)
Net Increase in Cash and Cash Equivalents	4,116	2,163

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash and Cash Equivalents—Beginning of Period	10,073	7,082
Cash and Cash Equivalents—End of Period	$14,189	$9,245

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flows Information:
Cash paid for interest	$7,683	$631
Cash paid for taxes	$1,176	$—
Non-cash financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$3,736	$—
Initial establishment of deferred tax assets	$49,049	$—
Initial establishment of amounts payable under tax receivable agreement	$41,692	$—
Initial capital contribution related to tax receivable agreement	$7,178	$—
Income tax receivable from merger due to former owner	$3,842	$—
Establishment of deferred tax assets from follow-on offering	$73,541	$—
Establishment of amounts payable under tax receivable agreement from follow-on offering	$62,510	$—
Capital contribution related to tax receivable agreement from follow-on offering	$11,031	$—
Deferred tax asset and additional paid-in capital from ConnectPV	$405	$—
Class A common stock issued in ConnectPV acquisition	$6,500	$—

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

Shoals Parent is a Delaware limited liability company formed on May 9, 2017. The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components related to solar fields selling to customers across the United States and internationally. Shoals Parent, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Intermediate”), Shoals Holdings LLC (“Holdings”) which owns five other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC, Shoals Structures, LLC and Shoals Connect LLC (collectively “Shoals”). Shoals Parent acquired Shoals on May 25, 2017.

On August 26, 2021, the Company acquired 100% of the stock of ConnectPV, Inc. (“ConnectPV”) with cash and the issuance of Class A common stock. The acquisition was accounted for as a business combination and following the acquisition, the Company immediately converted ConnectPV to a limited liability company (Shoals Connect LLC) and contributed the entity to Shoals Parent, LLC through a series of transactions – see Note 3.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Follow On Offering / Tax Receivable Agreement
On July 16, 2021, the Company completed a follow-on offering consisting of 4,989,692 shares of Class A common stock offered by the selling shareholders and 10,402,086 shares of Class A common stock offered by the Company. Following the closing of this offering, Oaktree Power Opportunities Fund IV (Delaware) Holdings, L.P. no longer beneficially owns any shares of our common stock. The Company used the proceeds of the sale of Class A common stock to purchase an equal number of LLC Interests and Class B common stock from our founder and management. The Company obtained an increase in its share of the tax basis of the assets of Shoals Parent when LLC Interests and Class B common stock were redeemed or exchanged. This increase in tax basis may have the effect of reducing the amounts that the Company would otherwise pay in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The exchange of 10,402,086 LLC Interests and shares of Class B common stock triggered a tax basis increase subject to the provisions of the Tax Receivable Agreement. In the third quarter of fiscal year 2021, the Company recognized a deferred tax asset in the amount of $73.5 million, a corresponding increase in the tax receivable agreement liability of $62.5 million, representing 85% of the tax benefits and $11.0 million of additional-paid-in capital.

2.    Summary of Accounting Policies

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

Non-controlling Interest
The non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Shoals Parent, held by the Continuing Equity Owners. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2021, the non-controlling interest was 37.56%.

Acquisition Accounting

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company accounts for its business acquisitions under the acquisition method of accounting in ASC 805. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples amongst other items.

Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the statements of operations, changes in stockholders’ deficit / members’ deficit and cash flows for the periods ended September 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the periods ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the periods ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue recognition, allowance for doubtful accounts, useful lives of property, plant and equipment, other intangible assets, impairment of long-lived assets, reserve for excess and obsolete inventory, the tax receivable agreement and valuation allowance on deferred tax assets.

Impact of COVID-19 Pandemic
The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally and other variants of COVID-19 continue to emerge.

To date, while the Company has maintained uninterrupted business operations with normal turnaround times for its delivery of solar EBOS solutions and components, the impact of delays for other parts of customer systems has pushed some projects to future quarters. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. For the three and nine months ended September 30, 2021, the Company

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
incurred $0.1 million and $0.3 million, respectively, in COVID-19 related costs (disinfecting and reconfiguration of facilities, medical professionals to conduct daily screening of employees and direct legal costs associated with the pandemic) which is included in general and administrative expenses in the accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2020, the Company incurred $1.2 million and $2.0 million, respectively, in COVID-19 related costs (disinfecting and reconfiguration of facilities, medical professionals to conduct daily screening of employees, premium pay during the pandemic to hourly workers and direct legal costs associated with the pandemic), of which $1.1 million and $1.9 million, respectively, is included in cost of revenues and $0.1 million and $0.1 million, respectively, is included in general and administrative expenses in the accompanying condensed consolidated financial statements.

The impact of the Delta and other emerging variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against the Delta and other emerging variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business, including, but not limited to, component shortages, disruptions in transportation or other supply chain related constraints.

Customer Concentrations
The Company had the following revenue concentrations representing 10% or more of revenue for the nine months ended September 30, 2021 and 2020 and related accounts receivable concentrations as of September 30, 2021 and December 31, 2020:

	2021		2020
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	22.5%	24.4%	22.0%	10.7%
Customer B	11.8%	3.0%	18.2%	16.6%
Customer C	8.6%	23.7%	9.9%	12.5%

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

3.    Acquisition of ConnectPV

On August 26, 2021, the Company acquired 100% of the common stock of ConnectPV. The acquisition of ConnectPV was accounted for as a business combination using the acquisition method of accounting. The aggregate purchase price was $13.8 million in cash (net of $0.8 million cash acquired) and 209,437 shares of Class A Common stock valued at $6.5 million.

The cash portion of the purchase price was funded by borrowing under our Revolving Credit Facility. The purchase price paid has been preliminarily allocated to record the acquired assets and assumed liabilities based upon their estimated fair value. When determining the fair values of the assets acquired and assumed liabilities, management made significant estimates, judgements and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $19.1 million was recorded. The goodwill recognized was primarily attributable to synergies related to the Company’s EBOS solutions and components business that are expected to arise from the ConnectPV acquisition.

The following table is the preliminary balance sheet of ConnectPV as of the acquisition date, August 26, 2021, and includes the estimated fair value of the assets acquired and assumed liabilities. The estimated fair value allocated to certain property, plant and equipment, identifiable intangible assets and goodwill was determined based on a combination of market, cost and income approaches with the assistance of a third-party valuation firm (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Preliminary Purchase Price Allocation
Cash and cash equivalents	$848
Accounts receivable	5,313
Inventory	4,641
Other current assets	1,732
Total current assets	12,534
Property, plant and equipment	438
Goodwill	19,145
Other intangible assets	1,600
Total Assets	33,717
Accounts payable	9,228
Accrued expenses	2,695
Debt	1,537
Total liabilities	13,460
Net assets acquired	$20,257

The Company expensed acquisition-related costs of $1.7 million which are included in general and administrative expenses in the condensed consolidated statement of operations. The goodwill and acquisition costs are not deductible for tax purposes.

4.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$45,104	$27,206
Less: allowance for doubtful accounts	(516)	(202)
Accounts receivable, net	$44,588	$27,004

5.    Inventory

Inventory consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$29,827	$17,390
Allowance for slow-moving inventory	(1,995)	(2,269)
Inventory, net	$27,832	$15,121

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6.    Property, Plant and Equipment

Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		September 30, 2021	December 31, 2020
Land	N/A	$840	$840
Building and land improvements	5-40	6,638	5,621
Machinery and equipment	3-5	10,690	9,028
Furniture and fixtures	3-7	1,262	1,025
Vehicles	5	104	318
		19,534	16,832
Less: accumulated depreciation		(5,176)	(4,069)
Property, plant and equipment, net		$14,358	$12,763

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.4 million, respectively. During the three months ended September 30, 2021 and 2020, $0.4 million and $0.3 million, respectively, of depreciation expense was allocated to cost of revenue. During the three months ended September 30, 2021 and 2020, $0.1 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1.3 million and $1.0 million, respectively. During the nine months ended September 30, 2021 and 2020, $1.0 million and $0.8 million, respectively, of depreciation expense was allocated to cost of revenue. During the nine months ended September 30, 2021 and 2020, $0.3 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.

7.    Goodwill and Other Intangible Assets

Goodwill
Goodwill relates to the acquisition of Shoals and ConnectPV. As of September 30, 2021 and December 31, 2020, goodwill totaled $69.3 million and $50.2 million, respectively.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Estimated Useful Lives (Years)	September 30, 2021	December 31, 2020
Amortizable:
Costs:
Customer relationships	2-13	$53,100	$52,600
Developed technology	13	34,600	34,600
Trade names	2-13	11,900	11,400
Backlog	1	600	—
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	100,600
Accumulated amortization:
Customer relationships		17,555	14,499
Developed technology		11,533	9,537
Trade names		3,821	3,142
Backlog		50	—
Noncompete agreements		1,733	1,434
Total accumulated amortization		34,692	28,612
Total amortizable intangibles, net		$67,508	$71,988

Amortization expense related to intangible assets amounted to $2.1 million and $2.0 million for the three months ended September 30, 2021 and 2020 and $6.1 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively.

8.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Term Loan Facility	$197,750	$350,000
Revolving Credit Facility	60,140	20,000
Senior Debt—term loan	—	—
Less: deferred financing costs	(5,614)	(11,168)
Total debt, net of deferred financing costs	252,276	358,832
Less: current portion	(2,000)	(3,500)
Long-term debt, net current portion	$250,276	$355,332

Senior Secured Credit Agreement
On November 25, 2020 Shoals Holdings, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”), (ii) a $30.0 million senior secured delayed draw term loan facility, which matures concurrently with the six-year Term Loan Facility (the “Delayed Draw Term Loan Facility”) and (iii) an uncommitted super senior first out revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility and a $10.0 million draw under the Delayed Draw Term Loan Facility were used to (i) make

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
certain distributions from Shoals Holdings to Shoals Intermediate Holdings and from there to certain of the Company’s direct or indirect equity holders, (ii) pay transaction expenses, (iii) repay and terminate all outstanding commitments under the prior senior debt and (iv) finance working capital and general corporate purposes.

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

In August 2021, Holdings entered into an amendment to the Senior Secured Credit Agreement to permit the temporary joinder of a parent co-borrower in order to facilitate the acquisition of Connect PV.

As of September 30, 2021, interest rates on the Term Loan Facility and the Revolving Credit Facility were 4.25% and 3.75%, respectively and the Company had $39.9 million of availability under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains affirmative and negative covenants, including covenants that restrict the Company’s incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control. As of September 30, 2021, the Company was in compliance with all the required covenants.

Senior Debt Agreement
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

On October 8, 2020, the Company paid the outstanding amount due on the Senior Debt and settled all obligations with respect to the Senior Debt Agreement.

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

9.    Earnings per Share

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Basic earnings per share of Class A Common Stock is computed by dividing net income attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share of Class A Common Stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the redemption of Class B Common Stock under the if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted stock units are considered common stock equivalents for this purpose.

All earnings prior to and up to January 26, 2021, the date of the IPO, were entirely allocable to non-controlling interest and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Consequently, only the net income allocable to Shoals Technologies Group, Inc. from the period subsequent to January 26, 2021 is included in the net income attributable to the stockholders of Class A Common Stock for the periods ended September 30, 2021. Basic and diluted earnings per share of Class A Common Stock from January 27, 2021 to September 30, 2021 have been computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2021	Period from January 27, 2021 to September 30, 2021
Numerator:
Net income attributable to Shoals Technologies Group, Inc. - basic	$2,486	$1,510
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B common stock	—	—
Net income attributable to Shoals Technologies Group, Inc. - diluted	$2,486	$1,510
Denominator:
Weighted average shares of Class A common stock outstanding - basic	101,890	96,354
Effect of dilutive securities:
Restricted Stock Units	361	173
Class B Common Stock	—	—
Weighted average shares of Class A common stock outstanding - diluted	102,251	96,527

Earnings per share of Class A common stock - basic	$0.02	$0.02
Earnings per share of Class A common stock - diluted	$0.02	$0.02

For the three and nine months ended September 30, 2021 the reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B common stock has been excluded along with the dilutive effect of the Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive as it was antidilutive.

10.    Equity-Based Compensation

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On January 26, 2021, the Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.

Since January 26, 2021, the Company has granted 1,367,058 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs have grant date fair values ranging from $21.50 to $34.60 per unit and generally vest ratably over either 4 years or 3 years, except for some of the director grants which immediately vested or vest over 1 year. There were a limited number of awards with immediate vesting.

The following table summarizes the RSUs activity for the nine months ended September 30, 2021:

	RSUs	Weighted Average Price
Outstanding at beginning of period	—	$—
Granted	1,367,058	$26.57
Forfeited	(5,621)	$29.37
Vested	(44,724)	$28.58
Outstanding at end of period	1,316,713	$26.49

For the three and nine months ended September 30, 2021, the Company recognized $2.7 million and $6.9 million, respectively, in equity-based compensation. As of September 30, 2021, the Company had $29.9 million of unrecognized compensation costs which is expected to be recognized over a period of 3.3 years.

11.    Stockholders' Deficit

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

12.    Non-Controlling Interests

On January 26, 2021, the Company used net proceeds from the IPO to purchase 6,315,790 LLC Interests from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent. In addition, the Company issued 81,977,751 Class A common stock for the same number of LLC Interests as Merger consideration. As of September 30, 2021, the Company owned 62.44% of Shoals Parent.

The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2021	Period from January 27, 2021 to September 30, 2021
Net income attributable to non-controlling interest	$2,790	$1,911
Transfers to non-controlling interests
Increase in accumulated deficit as a result of the Organizational Transactions	—	(88,644)
Decrease in accumulated deficit as a result of newly issued LLC Interests in IPO	—	70,976
Decrease in accumulated deficit as a result of activity under stock compensation plan	1,200	2,607
Distributions to non-controlling interest	(1,864)	(4,837)
Reallocation of non-controlling interest	5,717	6,005
Change from net income attributable to non-controlling interest and transfers to non-controlling interest	$7,843	$(11,982)

Issuance of Additional LLC Interests
Under the first amended and restated limited liability company agreement of Shoals Parent, as amended (the "LLC Agreement'), the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A Common Stock. Other than as it relates to the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended September 30, 2021, the Company caused Shoals Parent to issue to the Company a total of 6,315,790 LLC Interests in connection with the issuance of Class A common stock in the IPO, 10,402,086 LLC Interests in connection with the issuance of Class A common stock in the follow-on offering, 209,437 LLC Interests in connection with the acquisition of ConnectPV and 40,665 LLC Interests for the vesting of awards granted under the Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan.

Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent is required to distribute cash, to the extent that Shoals Parent has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the nine months ended September 30, 2021, tax distributions to non-controlling LLC Interests holders was $4.8 million.

13.    Commitments and Contingencies

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of September 30, 2021, the maximum potential payment obligation with regard to surety bonds was $12.6 million.

14.    Income Taxes

The Company is taxed as a subchapter C corporation and is subject to federal and state income taxes. The Company’s sole material asset is Shoals Parent, which is a limited liability company that is taxed as a partnership for US federal and certain state and local income tax purposes. Shoals Parent’s net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns. Shoals Parent is subject to and reports an entity level tax in Tennessee and Texas. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The Company’s income tax provision was a benefit of $1.3 million and $3.1 million for the three and nine months ended September 30, 2021, respectively, and the effective tax rate is primarily impacted by the allocation of income taxes to the noncontrolling interest, benefit of the foreign derived intangible income and changes in our valuation allowance. The tax benefit for the three and nine months ended September 30, 2021 includes $2.0 million and $3.7 million, respectively, of deferred income tax benefit resulting from an increase in the blended state income tax rate.

As of September 30, 2021, the Company had recorded a deferred tax asset related to the partnership basis differences in Shoals Parent of $121.5 million. The Company also recorded an income tax receivable of $8.6 million of which the Company estimates $3.8 million is owed to the prior owner related to taxes paid prior to the IPO transaction.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. As of the quarter ended September 30, 2021, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

15. Tax Receivable Agreement
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

During 2021, the TRA liability was increased by $3.7 million resulting from an estimated increase in the Company’s blended state income tax rate. As a result of the adjustment to the Tax Receivable Agreement liability, the Company recorded approximately $2.0 million and $3.7 million of other expense in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021, respectively.

On July 16, 2021, the Company acquired 10,402,086 LLC Interests from the founder and selling shareholders. This acquisition triggered a tax basis increase subject to the provisions of the TRA. The Company recognized (i) a deferred tax asset in the amount of $73.5 million, (ii) a corresponding liability of $62.5 million, representing 85% of the tax benefits to the TRA Owners and (iii) $11.0 million of additional paid-in capital.

As of September 30, 2021, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $107.9 million.

16.    Revenue by Product

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

The following table presents the Company’s revenue disaggregated by system solutions and solar components which are recorded over time as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
System solutions	$38,641	$36,962	$123,252	$91,381
Solar components	21,199	15,636	41,914	45,384
Total revenue	$59,840	$52,598	$165,166	$136,765

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

We derived approximately 75% of our revenue from the sale of system solutions for the nine months ended September 30, 2021. For the same period, we derived substantially all of our revenue from customers in the U.S. We had $270.7 million of backlog and awarded orders, backlog of $112.6 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $158.1 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed, as of September 30, 2021, representing a 101% and 35% increase relative to the same date last year and June 30, 2021, respectively.

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

Follow On Offering / Tax Receivable Agreement
On July 16, 2021, the Company completed a follow-on offering consisting of 4,989,692 shares of Class A common stock offered by the selling shareholders and 10,402,086 shares of Class A common stock offered by the Company. Following the closing of this offering, Oaktree Power Opportunities Fund IV (Delaware) Holdings, L.P. no longer beneficially owned any shares of our common stock. The Company used the proceeds of the sale of Class A common stock to purchase an equal number of LLC Interests and Class B common stock from our founder and management. The Company obtained an increase in its share of the tax basis of the assets of Shoals Parent when LLC Interests and Class B common stock were redeemed or exchanged. This increase in tax basis may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The exchange of 10,402,086 LLC Interests and shares of Class B common stock triggered a tax basis increase subject to the provisions of the Tax Receivable Agreement. In the third quarter of fiscal year 2021, we recognized a deferred tax asset in the amount of $73.5 million, a corresponding increase in the tax receivable agreement liability of $62.5 million, representing 85% of the tax benefits and $11.0 million of additional-paid-in capital.

Acquisition of ConnectPV
On August 26, 2021, we acquired 100% of the stock of ConnectPV, for $13.8 million in cash (net of $0.8 million cash acquired) and 209,437 shares of Class A Common stock valued at $6.5 million. The acquisition was accounted for as a business combination and following the acquisition we immediately converted ConnectPV to a limited liability company and contributed the entity to Shoals Parent, LLC through a series of transactions.

Shoals Technologies Group, Inc Ownership in Shoals Parent
As of September 30, 2021, the Company owned 62.44% of Shoals Parent

Impact of COVID-19
The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally and other variants of COVID-19 continue to emerge. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against the Delta variant and other variants along with the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

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

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect the vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results during 2021 and beyond will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which, the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond, but developments related to COVID-19 may materially affect us in 2021 and beyond.

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

Operating Expenses
Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 42 to 68 from September 30, 2020 to September 30, 2021, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.

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

Amortization
Amortization of intangibles consists of customer relationships, developed technology, trade names, backlog and non-compete agreements over their expected period of use.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2021	2020			2021	2020
Revenue	$59,840	$52,598	$7,242	14%	$165,166	$136,765	$28,401	21%
Cost of revenue	38,071	31,909	6,162	19%	98,444	85,061	13,383	16%
Gross profit	21,769	20,689	1,080	5%	66,722	51,704	15,018	29%
Operating Expenses
General and administrative expenses	10,031	3,515	6,516	185%	26,865	15,390	11,475	75%
Depreciation and amortization	2,175	2,069	106	5%	6,305	6,194	111	2%
Total Operating Expenses	12,206	5,584	6,622	119%	33,170	21,584	11,586	54%
Income from Operations	9,563	15,105	(5,542)	(37)%	33,552	30,120	3,432	11%
Interest expense, net	(3,582)	(104)	(3,478)	3344%	(10,911)	(601)	(10,310)	1715%
Tax receivable agreement liability adjustment	(2,014)	—	(2,014)	100%	(3,678)	—	(3,678)	100%
Loss on debt repayment	—	—	—	—%	(15,990)	—	(15,990)	100%
Income before income taxes	3,967	15,001	(11,034)	(74)%	2,973	29,519	(26,546)	(90)%
Income tax benefit	1,309	—	1,309	100%	3,123	—	3,123	100%
Net income	5,276	15,001	(9,725)	(65)%	6,096	29,519	(23,423)	(79)%
Less: net income attributable to non-controlling interests	2,790	—	2,790	100%	1,911	—	1,911	100%
Net income attributable to Shoals Technologies Group, Inc.	$2,486	$15,001	$(12,515)	(83)%	$4,185	$29,519	$(25,334)	(86)%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue
Revenue increased by $7.2 million, or 14%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, driven by an increase in solar component revenue of $5.6 million. Revenue from our system solution increased $1.7 million driven by an increase in demand for our solar EBOS generally and our combine-as-you-go system solutions specifically. We believe customer recognition of the benefits of our combine-as-you-go system is resulting in increased demand for our products. Our total number of customers increased in 2021 as compared to 2020.

Cost of Revenue and Gross Profit
Cost of revenue increased by $6.2 million, or 19%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue decreased from 39.3% in 2020 to 36.4% in 2021 in part due to changes in product mix which contributed to the decrease in margin as sales of solar components have lower margin than our system solutions.

Operating Expenses
General and Administrative
General and administrative expenses increased $6.5 million, or 185%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in general and administrative expenses was primarily the result of an increase in professional fees of $0.6 million related to preparation for our public offerings, wages and related taxes of $1.3 million related to increased head count, insurance expense of $0.8 million primarily related to increased costs for our directors and officers policy, equity-based compensation of $1.9 million and acquisition-related expenses of $1.7 million for the acquisition of ConnectPV.

Depreciation and Amortization
There was no significant change in depreciation and amortization expense during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Interest Expense
Interest expense, net increased by $3.5 million or 3344%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due to increased borrowings and related deferred financing costs under our Senior Secured Credit Facility entered into on November 25, 2020. We expect interest expense to increase in 2021 as a result of our higher average borrowings under the Senior Secured Credit Facility (see description under “Debt Obligations”).

Tax Receivable Agreement Liability Adjustment
Tax receivable agreement liability adjustment totaled $2.0 million for the three months ended September 30, 2021. The adjustment resulted from an estimated increase in the Company’s blended state income tax rate.

Income Tax Benefit
Income tax benefit totaled $1.3 million for the three months ended September 30, 2021. The Company did not incur income tax expense prior to the Organizational Transactions, or during the three months ended September 30, 2020. We believe our estimated effective income tax rate to be approximately 15% of net income attributable to Shoals Technologies Group, Inc. for the remainder of 2021 and 2022.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue
Revenue increased by $28.4 million, or 21%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, driven by an increase in system solutions revenue of $31.9 million as demand for solar EBOS generally and our combine-as-you-go system solutions specifically. The increased revenue for our system solutions was offset by a decrease in revenue of our solar components of $3.5 million. We believe customer recognition of the benefits of our combine-as-you-go system is resulting in increased demand for our products. Our total number of customers increased in 2021 as compared to 2020.

Cost of Revenue and Gross Profit
Cost of revenue increased by $13.4 million, or 16%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue increased from 37.8% for the nine months ended September 30, 2020 to 40.4% for the nine months ended September 30, 2021 in part due to purchasing efficiencies from increased volumes, improved material planning which reduced logistics costs, enhancements to product design that lowered manufacturing costs and other manufacturing efficiencies resulting from higher production volumes. Changes in product mix also contributed to the increase in margin as sales of system solutions for combine-as-you-go EBOS, which have higher margin than our solar components, increased as a percentage of our total revenue.

Operating Expenses
General and Administrative
General and administrative expenses increased by $11.5 million, or 75%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily the result of an increase in professional fees of $3.1 million related to preparation for our public offerings, wages and related taxes of $4.4 million related to increased head count, insurance expense of $2.3 million primarily related to increased costs for our directors and officers policy and acquisition-related expenses of $1.7 million for the acquisition of ConnectPV, offset by a decrease in equity-based compensation of $0.8 million.

Depreciation and Amortization
There was no significant change in depreciation and amortization expense during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Interest Expense
Interest expense, net increased by $10.3 million or 1715%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, due to increased borrowings and related deferred financing costs under our Senior Secured Credit Facility entered into on November 25, 2020. We expect interest expense to increase in 2021 as a result of our higher average borrowings under the Senior Secured Credit Facility (see description under “Debt Obligations”).

Tax Receivable Agreement Liability Adjustment
Tax receivable agreement liability adjustment totaled $3.7 million for the nine months ended September 30, 2021. The adjustment resulted from an estimated increase in the Company’s blended state income tax rate.

Loss on Debt Repayment
Loss on debt repayment for the nine months ended September 30, 2021 consists of $11.3 million of prepayment premium and $4.7 million in write-off off a portion of the deferred financing costs related to a prepayment of $150.0 million of outstanding borrowings under the Term Loan Facility.

Income Tax Benefit
Income tax benefit totaled $3.1 million for the nine months ended September 30, 2021. The Company did not incur income tax expense prior to the Organizational Transactions, or during the nine months ended

September 30, 2020. We believe our estimated effective income tax rate to be approximately 15% of net income attributable to Shoals Technologies Group, Inc. for the remainder of 2021 and 2022.

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

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$5,276	$15,001	$6,096	$29,519
Interest expense	3,582	104	10,911	601
Income tax benefit	(1,309)	—	(3,123)	—
Depreciation expense	449	391	1,265	1,029
Amortization of intangibles	2,088	1,996	6,080	5,988
Tax receivable agreement liability adjustment(a)	2,014	—	3,678	—
Loss on debt repayment	—	—	15,990	—
Equity-based compensation	2,732	1,032	6,904	7,219
Acquisition-related expenses	1,697	—	1,697	—
COVID-19 expenses(b)	108	1,200	269	2,006
Non-recurring and other expenses(c)	243	150	1,821	444
Adjusted EBITDA	$16,880	$19,874	$51,588	$46,806

(a)    Represents an adjustment to eliminate the remeasurement of the Tax Receivable Agreement.
(b)    Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees, premium pay during the pandemic to hourly workers in 2020 and direct legal costs associated with the pandemic.
(c) Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Shoals Technologies Group, Inc.	$2,486	$15,001	$4,185	$29,519
Net income impact from pro forma conversion of Class B common stock to Class A common stock (a)	2,790	—	1,911	—
Adjustment to the provision for income tax (b)	(668)	(3,255)	(476)	(6,406)
Tax effected net income	4,608	11,746	5,620	23,113
Amortization of intangibles	2,088	1,996	6,080	5,988
Amortization of deferred financing costs	278	10	953	31
Tax receivable agreement liability adjustment(c)	2,014	—	3,678	—
Loss on debt repayment	—	—	15,990	—
Equity-based compensation	2,732	1,032	6,904	7,219
Acquisition-related expenses	1,697	—	1,697	—
COVID-19 expenses (d)	108	1,200	269	2,006
Non-recurring and other expenses (e)	243	150	1,821	444
Tax impact of adjustments (f)	(2,166)	(728)	(7,972)	(1,838)
Adjusted Net Income	$11,602	$15,406	$35,040	$36,963
(a)    Reflects net income to Class A common shares from pro forma exchange of corresponding shares of our Class B common shares held by our founder and management.
(b)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of Shoals Parent LLC. The adjustment to the provision for income tax reflects the effective tax rates below, assuming Shoals Technologies Group, Inc. owns 100% of the units in Shoals Parent LLC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
State and local taxes (net of federal benefit)	2.9%	0.7%	2.9%	0.7%
Permanent items, including valuation adjustment	0.1%	—%	1.0%	—%
Effective income tax rate for Adjusted Net Income	24.0%	21.7%	24.9%	21.7%

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

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted weighted average shares of Class A common shares outstanding, excluding Class B common shares	102,251	N/A (b)	96,527	N/A (b)
Assumed pro forma conversion of Class B common shares to Class A common shares	64,813	N/A (b)	70,285	N/A (b)
Adjusted diluted weighted average shares outstanding	167,064	N/A (b)	166,812	N/A (b)

Adjusted Net Income (a)	$11,602	N/A (b)	$35,040	N/A (b)
Adjusted Diluted EPS	$0.07	N/A (b)	$0.21	N/A (b)

(a) Represents Adjusted Net Income for the full period presented.
(b) This Non-GAAP measure is not applicable for this period, as the reorganization transactions had not yet occurred.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(6,679)	$38,115
Net cash used in investing activities	(15,392)	(2,786)
Net cash provided by (used in) financing activities	26,187	(33,166)
Net increase in cash and cash equivalents	$4,116	$2,163

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

We used cash from operating activities of $6.7 million in the nine months ended September 30, 2021 as compared to cash generated from operating activities of $38.1 million for the nine months ended September 30, 2020. As of September 30, 2021, our cash and cash equivalents were $14.2 million and we had outstanding borrowings of $257.9 million. We also had $39.9 million available for additional borrowings under our $100.0 million Revolving Credit Facility.

Operating Activities

For the nine months ended September 30, 2021, cash used in operating activities was $6.7 million, primarily due to an increase of $19.0 million in receivables, $8.5 million in inventory, $6.9 million in other assets, a decrease in accounts payable and accrued expenses of $2.6 million offset with operating results that included $6.1 million of net income which was reduced by $24.2 million, net of non-cash expenses.

For the nine months ended September 30, 2020, cash provided by operating activities was $38.1 million, primarily due to operating results that included $29.5 million of net income which was reduced by $14.8 million, net of non-cash expenses, an increase of $7.2 million in receivables, an increase of $3.0 million in inventory and an increase of $3.3 million in accounts payable and accrued expenses.

Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was $15.4 million, of which $2.5 million was attributable to the purchase of property and equipment and $12.9 million related to the acquisition of ConnectPV.

For the nine months ended September 30, 2020, net cash used in investing activities was $2.8 million, attributable to the purchase of property and equipment.

Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $26.2 million, including $144.9 million in net proceeds from the IPO and $40.1 million in borrowings under the Revolving Credit Facility offset by $152.3 million of payments on the Term Loan Facility.

For the nine months ended September 30, 2020, net cash used in financing activities was $33.2 million. We made $21.8 million in payments on our Senior Debt and distributions of $11.4 million.

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

Debt Obligations
Senior Secured Credit Agreement
On November 25, 2020 Shoals Holdings, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”), (ii) a $30.0 million senior secured delayed draw term loan facility, which matures concurrently with the six-year Term Loan Facility (the “Delayed Draw Term Loan Facility”) and (iii) an uncommitted super senior first out revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility and a $10.0 million draw under the Delayed Draw Term Loan Facility were used to (i) make certain distributions from Shoals Holdings to Shoals Intermediate Holdings and from there to certain of our direct or indirect equity holders, (ii) pay transaction expenses, (iii) repay and terminate all outstanding commitments under the senior debt and (iv) finance working capital and general corporate purposes. An additional $10.0 million draw under the Delayed Draw Term Loan Facility funded on December 14, 2020.

In December 2020, Shoals Holdings entered into two amendments to the Senior Secured Credit Agreement in order to obtain a $100.0 million increase (the “Revolver Upsize”) to the Revolving Credit Facility

and modify the terms of the interest rate and prepayment premium. As part of the first amendment we repaid and terminated all outstanding commitments under the Delayed Draw Term Loan Facility.

In August 2021, Holdings entered into an amendment to the Senior Secured Credit Agreement to permit the temporary joinder of a parent co-borrower in order to facilitate the acquisition of Connect PV.

As of September 30, 2021, interest rates on the Term Loan Facility and the Revolving Credit Facility were 4.25% and 3.75%, respectively and we had $39.9 million of availability under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains affirmative and negative covenants, including covenants that restrict our incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control. As of September 30, 2021, we were in compliance with all the required covenants.

Senior Debt Agreement
Intermediate and subsidiaries were party to the Senior Debt Agreement under which Holdings and its subsidiaries were borrowers and Intermediate was a guarantor. The Senior Debt was collateralized by all of the assets of the guarantor and borrowers. The amended agreement provided a term loan of $35 million and a revolving line of credit of $25 million.

On October 8, 2020, we paid the outstanding amount due on the Senior Debt and settled all obligations with respect to the Senior Debt Agreement.

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

Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of September 30, 2021, the maximum potential payment obligation with regard to surety bonds was $12.6 million.

Critical Accounting Policies and Significant Management Estimates
As of September 30, 2021, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the year ended December 31, 2020, except as discussed below.

Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of operations. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of September 30, 2021, we had $121.2 million of deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Liabilities Under Tax Receivable Agreement
As described in Note 15 to the condensed consolidated financial statements, we are a party to the TRA under which we are contractually committed to pay the TRA Owners 85% of the amount of the benefits, if any, that we are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we generally would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of September 30, 2021, we recognized $107.9 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in connection with the IPO. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related the benefits not expected to be utilized.

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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes, except as discussed below, with respect to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ConnectPV Acquisition Risks

Acquisitions, joint ventures and/or investments, including our most recently announced acquisition of ConnectPV, and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies or through joint ventures or investments rather than through internal development. The identification of suitable acquisition or joint venture candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or joint ventures.

For example, on August 26, 2021, we acquired 100% of the stock of ConnectPV, with cash and the issuance of Class A common stock (the “Acquisition”). We completed the acquisition with the belief that the Acquisition will result in certain benefits, including certain operational synergies related to the Company’s EBOS solutions and components business and cost efficiencies, and drive product innovations synergies. Achieving these anticipated benefits will depend on successfully combining our and ConnectPV LLC’s businesses together. It is not certain that ConnectPV LLC’s business can be successfully integrated with our business in a timely manner or at all, or that any of the anticipated benefits will be realized for a variety of reasons, including, but not limited to: our inability to integrate or benefit from ConnectPV LLC’s acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention; unanticipated costs or liabilities related to the Acquisition; failure to leverage the increased scale of the combined businesses quickly and effectively; the potential impact of the Acquisition on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, ConnectPV LLC’s employees, vendors, suppliers or customers; adverse changes in general economic conditions in regions in which we operate; potential litigation associated with the Acquisition; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and challenges in attracting and retaining key personnel. Many of these factors will be outside of our control and any one of them could result in increased costs, decrease in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the Acquisition may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of the Acquisition and negatively impact the combined company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities
(a) Unregistered Sales of Equity Securities
On August 26, 2021, in connection with the acquisition of ConnectPV, we issued 209,437 shares of Class A common stock valued at $6,500,000, which were used as part of the purchase price in the acquisition.

The foregoing securities were issued and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506(b) of Regulation D.

(b) Use of Proceeds
The issuance described above was made in connection with our acquisition of ConnectPV. No proceeds were received in connection with the above transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2

Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
10.1*	Third Amendment to the Senior Secured Credit Agreement
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 ( and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

By:	/s/ Jason Whitaker		Date:	November 9, 2021
	Name:	Jason Whitaker
	Title:	Chief Executive Officer

By:	/s/ Philip Garton		Date:	November 9, 2021
	Name:	Philip Garton
	Title:	Chief Financial Officer