Form 10-K
period 2021-12-31
Shoals Technologies Group, Inc.
filed 2022-03-11
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,141.4 million. Solely for purposes of this disclosure, shares of Class A common stock held by executive officers, directors and by each person who owns 10% or more of the outstanding Class A common stock as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2022, the registrant had 112,273,391 shares of Class A common stock and 54,794,479 shares of Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.
ii

iii

PART I

Item 1. Business

Shoals Technologies Group, Inc. is a Delaware corporation with Class A common stock that trades on the Nasdaq Global Market under the symbol “SHLS”. Unless the context otherwise requires, references to "we," "us," "our," “Shoals,” the “Corporation,” the "Company" and other similar references refer to Shoals Technologies Group, Inc. and, unless otherwise stated, all of its subsidiaries, including Shoals Parent LLC (“Shoals Parent”). Unless the context otherwise requires, references to “Founder” refer to Dean Solon, our founder, references to “Oaktree” refer to Oaktree Power Opportunities Fund IV (Delaware) Holdings, L.P., a Delaware limited partnership, and its affiliates, and references to “Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests (as defined below) and/or our Class B common stock, including our Founder and certain executive officers, employees and their respective permitted transferees who may, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for cash or newly issued shares of our Class A common stock.

Initial Public Offering and Organizational Transactions
On January 29, 2021, the Company closed an initial public offering (“IPO”) of 11,550,000 shares of our Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' exercise of their over-allotment option. We received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 newly-issued membership interests in Shoals Parent and 5,234,210 LLC Interests from the Founder and Class B unit holder in Shoals Parent at a price per interest equal to the initial public offering price of our Class A common stock, less the underwriting discounts and commissions. In addition, Oaktree, as selling stockholder, sold 77,000,000 shares of our Class A common stock in the IPO at a public offering price of $25.00 per share, including shares sold pursuant to the underwriters' exercise of their over-allotment option.

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

Follow On Offering
On July 16, 2021, the Company completed a follow-on offering consisting of 4,989,692 shares of Class A common stock offered by the selling shareholders and 10,402,086 shares of Class A common stock offered by the Company. Following the closing of the follow-on offering, Oaktree no longer beneficially owned any shares of our common stock. The Company used the proceeds of the sale of Class A common stock to purchase an equal number of LLC Interests and Class B common stock from our Founder and management.

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

Exchange of LLC Interests in Shoals Parent
On December 7, 2021, the Company issued 7,870,042 shares of Class A common stock to our founder, executive management and certain employees in exchange for 7,870,042 LLC Interests in Shoals Parent and an equal number of Class B common stock of the Company.

Shoals Technologies Group, Inc Ownership in Shoals Parent
As of December 31, 2021, the Company owned 67.16% of Shoals Parent. The Continuing Equity Owners own the remaining 32.84% of Shoals Parent.

Overview
Shoals is a leading provider of electrical balance of system or “EBOS” solutions for solar energy projects in the United States. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we believe customers prioritize reliability and safety over price when selecting EBOS solutions. We also recently began selling “EV Charging” solutions for public and fleet electric vehicle charging stations in the United States.

EBOS components that we produce include cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures, splice boxes, wire management solutions and IV curve benchmarking devices. EV Charging solutions that we produce include the following offerings which fulfill nearly all commercial EV charging needs: the EV BLA, raceways which protect the EV BLAs and other power cables, pedestal bases for Level 2 chargers and quick connect bases for Level 3 and high-power chargers, and the power center on a Shoals quick connect base. We derive the majority of our revenue from selling “system solutions” which are complete EBOS systems that include several of our products, many of which are customized for the customer’s project. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering that would otherwise be challenging for a customer to obtain from a single provider or at all.

We sell our products principally to engineering, procurement and construction firms ("EPCs”) that build solar energy projects and install electric vehicle charging stations. However, given the mission critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner of the solar energy project. The custom nature of our system solutions and the long development cycle for solar energy projects typically gives us 12 months or more of lead time to quote, engineer, produce and ship each order we receive, and we do not stock large amounts of finished goods.

We derived approximately 73% of our revenue from the sale of system solutions for year ended December 31, 2021. For the same period, we derived substantially all of our revenue from customers in the U.S. We had $299.0 million of backlog and awarded orders, backlog of $119.3 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $179.7 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed, as of December 31, 2021, representing a 94% and 10% increase relative to the same date last year and September 30, 2021, respectively.

Throughout fiscal year 2021, we focused on our growth strategy, including developments in converting customers to our combine-as-you-go system and developing products for the rapidly growing electric vehicle charging infrastructure market. Additionally, we are currently launching four new product families for the EV charging market. The first is the power center which combines equipment needed to protect the charging equipment and transform voltage levels from the electric utility to those needed on the respective site. The power center provides an efficient, cost effective and aesthetically focused option versus traditional methods. The second offering focuses on quick connect solutions for chargers made by any manufacturer and any power level to connect to the Shoals system. The quick connect bases dramatically reduce the time required on site for a deployment and reduce the amount of labor required in the field. The third offering uses our Big Lead Assembly (“BLA”) technology in the EV space to connect multiple chargers to a single power center. This solution eliminates the need for homeruns from each dispenser and is above ground rated which allows wire to be run above ground rather than in underground conduit. The fourth offering is a raceway system that protects the above ground EV BLAs in walk over and drive over applications. The raceway system coupled with the EV BLA deploys much more rapidly and cost effectively than traditional methods of deployment. We introduced these first four offerings in the fourth quarter of 2021 and received our first orders for deployments. Testing and certification of the offerings and overall solution are underway and progressing.

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

Our Proprietary EBOS System
Most solar energy projects use a wiring architecture known as “homerun.” Conventional homerun EBOS systems have two distinguishing characteristics: every string of solar panels in the project is connected to a combiner box with individual positive and negative “wire runs,” and connections between wires are made using a process called “crimping.” The combiner box functions as a central point to “combine” the individual wire runs into a single feeder cable and contains fuses to protect each circuit. Making each wire run from the strings to the combiner boxes is a laborious process. Each wire run must be measured, laid out and fished through conduits that are buried in trenches across the project site. Because each string is individually connected to a combiner box, the same distances are covered with multiple wire runs. Making the crimped connections between wires and interconnecting them in the combiner box is a complex, error prone process that requires special tools. Each wire must be cut and have a precise amount of insulation removed; the bare end must be inserted the correct depth into a terminal; and special tools must be used to deform metal sleeves and torque lock nuts to ensure an environmental seal. The entire installation must be performed by licensed electricians with special training and any mistake in the process can result in a catastrophic system failure.

We invented an alternative to homerun architecture which we refer to as “combine-as-you-go.” Rather than making individual wire runs from each string to combiner boxes, combine-as-you-go architecture connects multiple strings within each row using specialized wire harnesses with integrated fuses that we refer to as “interconnect harnesses.” The interconnect harnesses are then connected to a proprietary above ground feeder cable that we refer to as the BLA. The BLA is our core combine-as-you-go product. The direct connection between the interconnect harness and the BLA and the integration of fuses into the interconnect harness dramatically reduce the number of wire runs required compared to a conventional homerun system and eliminate the need for combiner boxes. We believe our combine-as-you-go architecture using interconnect harnesses and BLA has several advantages when compared to conventional homerun EBOS, including:

•Installing above ground. Wiring for conventional homerun systems is typically run through conduits that are buried in trenches. Trenching is costly and time consuming. Making repairs to buried wire can also be challenging and expensive, as well as run the risk of unintentionally damaging other buried wire that did not need to be repaired. Our BLA is hung from the mounting system used for the solar panels, enabling above ground installation. Above ground installation is less costly and far faster than burying wire in conduits. Future maintenance is also significantly easier and less costly because our BLA is easily accessible if repairs are required.
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
•Reducing the number of wire runs. We believe using our interconnect harness and BLA reduces the number of string and inverter wire runs required for a typical utility-scale solar energy project by up to 95% when compared to a conventional homerun system. Reducing the number of wire runs speeds installation, lowers material and shipping costs, reduces the number of potential failure points and is beneficial to the environment because less copper, aluminum and plastics are consumed.
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
•Requiring fewer connections. We believe using our interconnect harness and BLA reduces the number of connection points in a typical utility-scale solar energy project by more than 80% when compared to a conventional homerun system. Requiring fewer connections reduces the number of labor hours required to install the system as well as the number of potential failure points.
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
•Enabling more energy generation. We believe the design of our interconnect harness and BLA reduces electrical resistance significantly when compared to a conventional homerun system. Lower resistance reduces energy loss to waste heat dissipation, which we believe results in greater energy generation from solar projects that use our combine-as-you-go system when compared to a conventional homerun system.

Together, we believe these advantages result in lower installation costs and lower material costs for our combine-as-you-go systems when compared to conventional homerun systems.

Products and Services
System Solutions
We refer to complete EBOS systems that use multiple components produced by us as “system solutions.” When we sell a system solution, we work with our customers to design, specify and customize their EBOS system to maximize reliability and energy production while minimizing cost. We also provide technical support during installation and the transition to operations and maintenance.

We design, manufacture and sell system solutions for the two types of wiring architectures used by the U.S. solar industry: homerun and combine-as-you-go.

Homerun EBOS: We have developed a proprietary EBOS solution for homerun architectures that we refer to as an “interconnect harness.” Rather than the traditional approach of running a separate wire from each string to a combiner box, our interconnect harness connects multiple strings together at each row using a single wire and simple push connector, rather than a wire crimp. Combining multiple strings together at each row reduces the number of wire runs that have to be made to combiner boxes as well as the number of connections that have to be made in each combiner box which reduces either the total number of combiner boxes or the size of combiner boxes required for the system. Using push connectors allows a large portion of the EBOS installation to be completed by laborers rather than requiring licensed electricians. Our homerun EBOS system solutions typically include our interconnect harness, combiners and jumpers. The majority of solar energy projects in operation today use conventional homerun architecture.

Combine-as-you-go EBOS: We invented “combine-as-you-go” architecture in 2014 and began offering combine-as-you-go products widely in 2017. Combine-as-you-go architecture connects all strings in a project to “trunk” wires that feed directly into disconnect boxes, which are connected to the inverter. With our interconnect harness, BLA combines the functionality of cable assemblies, combiner boxes and fusing all into one product that does not require a licensed electrician to install. A combine-as-you-go architecture using BLA has significant advantages over traditional homerun architectures, including using less material, requiring fewer man hours to install and having greater reliability and ease of maintenance. Our combine-as-you-go EBOS system solutions typically include our interconnect harness, BLA and disconnects and, in some projects, transition enclosures and splice boxes.

We derived approximately 73% of our revenue for the year ended December 31, 2021 from the sale of system solutions.

Components
We design, manufacture and sell a variety of individual EBOS and other components used by the solar industry, including:

Combiners: Enclosures that interconnect wire runs from multiple solar panel strings together so that their current can be fed into a single large cable.

Plug-n-play branch connectors and inline fuses: Plug-n-play connectors for small commercial and rooftop solar applications in inline fuse, fuse-T, dual inline fuse, T-shaped, X-shaped, Y-shaped and U-shaped configurations.

AC disconnects: Specialized switches that allow the inverter to be isolated from the grid to enable repairs or in cases of emergency.

Recombiners: Enclosures that interconnect feeders from several combiner boxes into a smaller number of cables that run to the inverter.

Wireless monitoring: Specialized devices that monitor current, voltage, temperature, tracker rotation and other performance characteristics.

Junction boxes: Electromechanical interface that provides connection points to collect power from a solar panel.

Wire Management: A system to secure PV wiring for safety and aesthetic purposes.

We derived approximately 27% of our revenue for the year ended December 31, 2021, from the sale of components.

Sales and Marketing Strategy
Our sales and marketing strategy is to educate all participants involved in building, owning and maintaining a solar energy project on the merits of our products including their lower installation costs, greater reliability and lower maintenance costs compared with competing products. We educate customers and influencers through a combination of direct marketing, independent third-party studies, training seminars, and participating in industry conferences and events, with the objective of making our innovative EBOS solutions the preferred system globally.

Our Customers
We sell our products principally to EPCs that build solar energy projects. The decision to use our products typically involves input from both the EPC and the owner of the solar energy project given the mission critical nature and high consequence of failure of EBOS. EPCs typically construct multiple projects for several different owners.

For the year ended December 31, 2021, our three largest customers represented approximately 40% of our revenue and were the only customers constituting 10% or greater of total revenue.

Competition
Our EBOS system solutions and components are highly specialized products that are specific to the solar industry. The unique expertise required to design EBOS systems and components as well as customers’ reluctance to try unproven products has confined the number of firms that produce such EBOS products to a relatively small number. Our principal competitors include SolarBOS Inc. and Bentek Corporation. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support, as well as the ability to provide system solutions rather than individual components. We believe we are significantly larger as measured by revenue than our next largest competitor.

Seasonality
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

Our principal manufacturing facilities are located in Tennessee, Alabama, and California. Our Alabama facility is ISO 9001:2015 certified.

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

Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S., confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of January 31, 2022, we had 25 U.S. trademark registrations, 11 pending U.S. trademark applications, 19 issued U.S. patents, 1 issued non-U.S. patents, 12 patent application pending for examination in the U.S. and 154 domain name registrations. Many of our patents relate to more efficient electrical wiring and power transmission from solar panels to power inverters at solar installations. Our U.S. issued patents are scheduled to expire between 2031 and 2037. As of January 31, 2022, our issued U.S. patents had an average remaining life of approximately 12.5 years.

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

Our Human Capital Management
As of December 31, 2021, we had approximately 697 full-time and temporary employees. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

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

We encourage our employees to operate by a common set of values, which includes:
•making quality foremost in all we do, make, and sell.
•maintaining integrity in how we act, make decisions, and hold ourselves accountable.
•being responsive to change, to each other, and to our partners, customers and users.
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
•acquisitions, joint ventures and/or investments, including our most recently announced acquisition of ConnectPV, and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock;
•if our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed;
•we may experience delays, disruptions or quality control problems in our manufacturing operations in part due to vendor concentration;
•the interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
•changes in the United States trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows;
•we face risks related to actual or threatened health epidemics, such as the COVID-19 pandemic, and other outbreaks, which could significantly disrupt our manufacturing and operations;
•our future growth in the EV charging market is highly dependent on the demand for, and consumers’ willingness to adopt, EVs;
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
•our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our Class A common stock;
•compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations;
•our planned expansion could subject us to additional business, financial, regulatory and competitive risks;
•our indebtedness could adversely affect our financial flexibility and our competitive position;
•our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations;
•developments in alternative technologies may have a material adverse effect on demand for our offerings;
•we are a holding company and our principal asset after completion of the reorganization is our interest in Shoals Parent and, accordingly, we are dependent upon Shoals Parent and its consolidated subsidiaries for our results of operations, cash flows and distributions;
•we are required to make payments under the Tax Receivable Agreement and the amounts of such payments will be significant;
•we will not be reimbursed for any payments made to the beneficiaries under the Tax Receivable Agreement in the event that any purported tax benefits are subsequently disallowed by the IRS;
•as an emerging growth company within the meaning of the Securities Act, we may utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our Class A common stock less attractive to investors;
•provisions in our certificate of incorporation and our bylaws may have the effect of delaying or preventing a change of control or changes in our management;
•our certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•future sales of our Class A common stock, or the perception that such sales may occur, could depress our Class A common stock price; and
•if we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business

Risks Related to Our Business and Our Industry

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

Our success depends, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies or through joint ventures or investments rather than through internal development. The identification of suitable acquisition or joint venture candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or joint ventures.

For example, on August 26, 2021, we acquired 100% of the stock of ConnectPV, with cash and Class A common stock (the “Acquisition”). We completed the Acquisition with the belief that the Acquisition will result in certain benefits, including certain operational synergies related to the Company’s EBOS solutions and components business and cost efficiencies, and drive product innovations synergies. Achieving these anticipated benefits will depend on successfully combining our and ConnectPV’s businesses together. It is not certain that ConnectPV’s business can be successfully integrated with our business in a timely manner or at all, or that any of the anticipated benefits will be realized for a variety of reasons, including, but not limited to: our inability to integrate or benefit from ConnectPV’s acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention; unanticipated costs or liabilities related to the Acquisition; failure to leverage the increased scale of the combined businesses quickly and effectively; the potential impact of the Acquisition on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, ConnectPV’s employees, vendors, suppliers or customers; adverse changes in general economic conditions in regions in which we operate; potential litigation associated with the Acquisition; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and challenges in attracting and retaining key personnel. Many of these factors will be outside of our control and any one of them could result in increased costs, decrease in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the Acquisition may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of the Acquisition and negatively impact the combined company.

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
Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. Additionally, in January 2018, the United States adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974, which was extended in February 2022 for another four years. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. This tariff may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the United States adopted a 10% tariff on a long list of products imported from China under Section

301 of the Trade Act of 1974, including inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. These tariffs could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.

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
Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus (“COVID-19”) pandemic. Any widespread outbreak of contagious diseases, and other adverse public health developments, could cause disruption to, among other things, our ground operations at project sites, our manufacturing facilities and our suppliers and vendors and have a material and adverse effect on our business operations. While we have only experienced a short term work stoppage at the onset of the pandemic, our manufacturing facilities and our suppliers and vendors could be disrupted by worker absenteeism, worker attrition, quarantines, shortage of COVID-19 test kits and personal protection equipment for employees, vaccine and testing mandates, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions. If our manufacturing facilities and our suppliers or vendors are so affected, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. In response to the COVID-19 pandemic, beginning in the first half of 2020, we paid our employees an hourly incentive fee to address worker absenteeism, which resulted in increased operating expenses and became permanent in July 2021, and there can be no assurances that such payments will not be necessary in the future. We also implemented adjustments to our operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. There can be no assurances that such costs will not be incurred in the future. In addition, the macroeconomic effects of the COVID-19 pandemic in the United States and other markets has resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

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

Although we have thus far avoided significant impact to performance of operations, and have not incurred, to date, any material liquidated damages due to delay, we have encountered, and could encounter in the future, project delays due to impacts on suppliers, customers, or others. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and continues to evolve as of the date of this Annual Report on Form 10-K. Accordingly, management will continue to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Our future growth in the EV charging market is highly dependent on the demand for, and consumers’ willingness to adopt, EVs.
Our future growth in the EV charging market is highly dependent on the demand for, and consumers’ willingness to adopt, EVs. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. In addition, any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes or other reasons may result in the diminished competitiveness of, and demand for, EVs. Further, federal, state and local laws may impose additional barriers to electric vehicle adoption, including additional costs. For example, many states have enacted laws imposing additional registration fees for certain hybrid and EVs to support transportation infrastructure. Any of the foregoing could materially and adversely affect the growth of the EV markets and our business, prospects, financial condition, results of operations, and cash flows.

The market for our products is competitive, and we may face increased competition as new and existing competitors introduce EBOS system solutions and components, which could negatively affect our results of operations and market share.
The market for EBOS system solutions and components, including cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures and splice boxes, is competitive. Our principal competitors include SolarBOS Inc. and Bentek Corporation. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support. Competition may intensify as new and existing competitors enter the market. If our competitors introduce new technologies that are successful in offering a price competitive and technological attractive EBOS system solutions and components, it may become more difficult for us to maintain market share.

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
We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of the Company’s significant customers, their inability to perform under their contracts, or their default in payment could have a materially adverse effect on the revenue and profits of the Company. Further, the Company’s trade accounts receivable are from companies within the solar industry, and as such, the Company is exposed to normal industry credit risks. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. For the year ended December 31, 2019, our two largest customers represented approximately 59% of our revenue. Our top five customers accounted for approximately 80% of our revenue for the year ended December 31, 2019. For the year ended December 31, 2020, our two largest customers represented approximately 40% of our revenue. Our top five customers accounted for approximately 65% of our revenue for the year ended December 31, 2020. For the year ended December 31, 2021, our three largest customers represented approximately 40% of our revenue. Our top five customers accounted for approximately 52% of our revenue for the year ended December 31, 2021. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

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

In addition, federal, state, local and foreign government bodies have implemented various policies that are intended to promote renewable electricity generally or solar electricity in particular. Chief among these policies is the renewable portfolio standards (RPS). Currently, 30 U.S. states, the District of Columbia, and 3 U.S. territories have implemented some form of RPS, which mandate that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. RPS vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while other jurisdictions’ RPS continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out.

While the recent trend has been for jurisdictions with RPS to maintain or expand them, there have been certain exceptions and there can be no assurances that RPS or other policies supporting renewable energy will continue. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPS emerge periodically in various jurisdictions. Reduction or elimination of RPS, as well as changes to other renewable energy and solar energy policies, could reduce the potential growth of the solar energy industry and our business.

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
EBOS components, including cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures, splice boxes, conventional homerun EBOS system solutions and combine-as-you-go EBOS system solutions, are mission-critical products and systems that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death because of the high voltages involved and potential for fire. Further, a fault in the wiring of an EBOS system, whether as a result of product malfunctions, defects or improper installation, may cause electrical failures in solar energy projects. Faults typically occur when natural thermal expansion and contraction occurs at a point where two wires have been joined, loosening the insulation, and allowing moisture into the joint. Faults can result in lost production, damage to the equipment, fire and injury or death depending on their severity and whether people are onsite.

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

Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility and have a material adverse effect on, our financial condition.

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
Our operations involve the use, handling, generation, storage, discharge and disposal of hazardous substances, chemicals and wastes. As a result, we are required to comply with national, state, local, and foreign laws and regulations regarding the protection of the environment and health and safety. Adoption of more stringent laws and regulations in the future could require us to incur substantial costs to come into compliance with these laws and regulations. In addition, violations of, or liabilities under, these laws and regulations may result in restrictions being imposed on our operating activities or in our being subject to adverse publicity, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs, or other costs. We may become liable under certain of these laws and regulations for costs to investigate or remediate contamination at properties we own or operate, we formerly owned or operated or to which hazardous substances were sent by us for disposal. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the contamination conditions. In addition, future developments such as more aggressive enforcement policies (including by the current U.S. presidential administration) or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.

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
As of December 31, 2021, the Senior Secured Credit Agreement (as defined below) had $197.3 million of term loans and $55.1 million of revolving credit loans outstanding. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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

In addition, the Senior Secured Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

The phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.
The interest rates applicable to the Senior Secured Credit Agreement are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. In anticipation of LIBOR’s phase-out, the Senior Secured Credit Agreement provides for alternative base rates, as well as a transition mechanism for selecting a benchmark replacement rate for LIBOR, with such benchmark replacement rate to be mutually agreed with the administrative agent and subject to the majority lenders not objecting to such benchmark replacement.

There can be no assurance that we will be able to reach any agreement on a replacement benchmark, and there can be no assurance that any agreement we reach will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in a significant increase in our debt service obligations, which could adversely affect our financial condition and results of operations. In addition, the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR, which could have an adverse impact on our ability to refinance, reprice or amend the Senior Secured Credit Agreement or incur additional indebtedness, on favorable terms or at all.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
The Senior Secured Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:
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

In addition, we are required to maintain compliance with various financial ratios in the Senior Secured Credit Agreement. A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the Senior Secured Credit Agreement could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the Senior Secured Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness is accelerated, there can be no assurance that our assets will be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

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
As of December 31, 2021, our backlog and awarded orders was $299.0 million, which consisted of backlog of $119.3 million, representing signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions, and awarded orders of $179.7 million, representing orders we are in the process of documenting a contract but for which a contract has not yet been signed. We cannot guarantee that our backlog or awarded orders will result in actual revenue in the originally anticipated period or at all. In addition, the contracts included in our backlog or awarded orders may not generate margins equal to our historical operating results. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our backlog and awarded orders fail to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability and liquidity.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union and we consider relations with our employees to be good, the increased frequency of union activity coupled with the constricted labor market may contribute to efforts by our employees to belong to a union, which may result in higher employee costs, operational restrictions and increased risk of disruption to operations. We may also directly and indirectly depend upon other companies with unionized work forces, such as suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.

Risks Related to Our Organizational Structure

We are a holding company and our principal asset after completion of the reorganization is our interest in Shoals Parent and, accordingly, we are dependent upon Shoals Parent and its consolidated subsidiaries for our results of operations, cash flows and distributions.
We are a holding company and have no material assets other than our ownership of the LLC Interest. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, including to satisfy our obligations under the Tax Receivable Agreement (as defined below), or declare and pay dividends in the future, if any, depend upon the results of operations and cash flows of Shoals Parent and its consolidated subsidiaries and distributions we receive from Shoals Parent. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions.

We are required to make payments under the Tax Receivable Agreement and the amounts of such payments will be significant.
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

Estimating the amount of payments that may be made under the Tax Receivable Agreement is by nature imprecise; however, these payments could be significant. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we estimate that future payments under the Tax Receivable Agreement are $156.4 million as of December 31, 2021. Future payments in respect of subsequent exchanges or financing would be in addition to these amounts and are expected to be substantial. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be determined in part by reference to the market value of our Class A common stock at the time of the sale and the prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will be dependent on us generating sufficient future taxable income to realize the benefit. In addition, the Tax Receivable Agreement generally provides that if (1) certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, (2) we materially breach any of our material obligations under the Tax Receivable Agreement or (3) we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, under the Tax Receivable Agreement will accelerate and become due and payable, based on certain assumptions, and payments under the Tax Receivable Agreement may significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

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
We are subject to income taxes in the U.S. and various state jurisdictions, and tax liabilities are subject to the allocation of income in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
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
•exchanges by the Continuing Equity Owners of their LLC Interest into shares of Class A Common Stock;
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

As of December 31, 2021, we had an aggregate of 54,794,479 shares of Class A common stock that are issuable upon exchange of LLC Interest that are held by the Continuing Equity Owners. Under the LLC Agreement, subject to certain restrictions set forth therein and as described elsewhere in this Annual report on Form 10-K, including the market standoff provisions of the LLC Agreement, the Continuing Equity Owners are entitled to have their LLC Interest exchanged for cash or shares of our Class A common stock at the election of the Company.

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
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute compensation not previously approved. We utilize the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

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

We could remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenue of at least $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

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

Laws, regulations and industry standards relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, fines, penalties, investigations, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data.

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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could depress the market price of our Class A common stock. Our certificate of incorporation authorizes us to issue up to 1,000,000,000 of our authorized shares of Class A common stock, of which 112,049,981 shares are outstanding and 54,794,479 are available upon the exchange of outstanding LLC Interests as of December 31, 2021. Shares of our Class A common stock held by our affiliates will continue to be subject to the volume and other restrictions of Rule 144 under the Securities Act.

If we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
We are required to maintain internal controls over financial reporting and to evaluate and report any material weakness in such internal controls. The identification of a material weakness in our internal controls or the failure to remediate existing material weaknesses in our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of Sarbanes-Oxley, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, we will need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. For as long as we are an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. We became subject to the requirement for annual review and evaluation of our internal controls in fiscal year 2021. We qualify as an emerging growth company, and thus, we are exempt from the auditors’ attestation requirement until such time as we no longer qualify as an emerging growth company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The table below describes the material facilities owned or leased by Shoals Technologies Group, Inc. as of December 31, 2021:

Location	Status	Square Feet	Uses
1400 Shoals Way, Portland, TN	Owned	103,200	Office, manufacturing, warehousing and shipping
1035 Fred White Blvd., Portland, TN	Owned	75,360	Office, manufacturing, warehousing and shipping
5599 Highway 31, Portland, TN	Leased	60,000	Warehousing and shipping
109 Kirby Drive, Portland, TN	Leased	219,767	Warehousing and shipping
215 Industrial Drive, Muscle Shoals, AL	Owned	16,910	Office, manufacturing, warehousing and shipping
13370 Kirkham Way, Poway, CA	Leased	21,761	Office, manufacturing, warehousing and shipping
13651 Danielson Street, Poway, CA	Leased	15,411	Warehousing

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

Holders of Record
As of February 28, 2022, there were 7 registered account holders of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 28, 2022, there were 4 registered account holders of our Class B common stock.

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
None.

Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Form 10-K captioned “Forward-Looking Statements” and “Risk Factors.”

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain the presentation of Adjusted EBITDA and Adjusted Net Income, which are not presented in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are being presented because they provide the Company and readers of this Form 10-K with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA and Adjusted Net Income to be substitutes for any GAAP financial information. Readers of this Form 10-K should use Adjusted EBITDA and Adjusted Net Income only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations of Adjusted EBITDA and Adjusted Net Income to Net Income, the most comparable GAAP measure to each, are provided in “—Non-GAAP Financial Measures.”

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

We sell our products principally to engineering, procurement and construction firms ("EPCs”) that build solar energy projects. However, given the mission-critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner of the solar energy project. The custom nature of our system solutions and the long development cycle for solar energy projects typically gives us 12 months or more of lead time to quote, engineer, produce and ship each order we receive, and we do not stock large amounts of finished goods.

We derived approximately 73% of our revenue from the sale of system solutions for the year ended December 31, 2021. For the same period, we derived substantially all of our revenue from customers in the U.S. We had $299.0 million of backlog and awarded orders, backlog of $119.3 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $179.7 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed, as of December 31, 2021, representing a 94% and 10% increase relative to the same date last year and September 30, 2021, respectively.

We have maintained focus on our growth strategy throughout the fourth quarter, including developments in converting customers to our combine-as-you-go system and developing products for the rapidly growing electric vehicle charging infrastructure market. We believe that eight of the top 10 solar EPCs as reported by Solar Power World Magazine use our combine-as-you-go system on a majority of their projects and we are currently in the process of transitioning an additional 11 EPCs and developers to our system. Additionally, we are currently launching four new product families for the EV charging market. The first is the power center which combines equipment needed to protect the charging equipment and transform voltage levels from the electric utility to those needed on the respective site. The power center provides an efficient, cost effective and aesthetically focused option versus traditional methods. The second offering focuses on quick connect solutions for chargers made by any manufacturer and any power level to connect to the Shoals system. The quick connect bases dramatically reduce the time required on site for a deployment and reduce the amount of labor required in the field. The third offering uses our Big Lead Assembly (“BLA”) technology in the EV space to connect multiple chargers to a single power center. This solution eliminates the need for homeruns from each dispenser and is above ground rated which allows wire to be run above ground rather than in underground conduit. The fourth offering is a raceway system that protects the above ground EV BLAs in walk over and drive over applications. The raceway system coupled with the EV BLA deploys much more rapidly and cost effectively than traditional methods of deployment. We introduced these first four offerings in the fourth quarter of 2021 and received our first orders for deployments. Testing and certification of the offerings and overall solution are underway and progressing.

Initial Public Offering
On January 29, 2021, we closed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' over-allotment option. We received $278.8 million in proceeds, net of underwriting discounts and commissions of $9.9 million, which was used to purchase 6,315,790 newly-issued membership interests (the “LLC Interests”) from Shoals Parent and 5,234,210 LLC Interests from the Founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of $25.00 per share.

Organizational Transactions
See Note 1 to the consolidated financial statements, included in this Annual Report on Form 10-K for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO.

As the Organization Transactions were considered transactions between entities under common control, the consolidated financial statements for the periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Follow On Offering
On July 16, 2021, the Company completed a follow-on offering consisting of 4,989,692 shares of Class A common stock offered by the selling shareholders and 10,402,086 shares of Class A common stock offered by the Company. Following the closing of the follow-on offering, Oaktree Power Opportunities Fund IV (Delaware) Holdings, L.P. no longer beneficially owned any shares of our common stock. The Company used the proceeds of the sale of Class A common stock to purchase an equal number of LLC Interests and Class B common stock from our Founder and management.

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

Exchange of LLC Interests in Shoals Parent

On December 7, 2021, the Company issued 7,870,042 shares of Class A common stock to our founder, executive management and certain employees in exchange for 7,870,042 LLC Interests in Shoals Parent and an equal number of Class B common stock of the Company.

Shoals Technologies Group, Inc Ownership in Shoals Parent
As of December 31, 2021, the Company owned 67.16% of Shoals Parent. The Continuing Equity Owners owned the remaining 32.84% of Shoals Parent.

Impact of COVID-19
The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, variants of COVID-19, including Delta and Omicron, continue to emerge, the impact of which cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against COVID-19 variants along with the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

In 2021, COVID-19 impacted our business in the following ways:
•Our ability to obtain raw material and required components from domestic and international suppliers required to manufacture our products;
•Our ability to efficiently operate our facilities and meet customer obligations due to modified employee work patterns resulting from social distancing guidelines, absence due to illness and cautionary quarantines and/or government ordered closures, or due to labor shortages;
•Our ability to secure inbound and outbound logistics to and from our facilities, with additional delays linked to international border crossings and the associated approvals and documentation and;
•Limitations on the ability of our customers to conduct their business, and resulting impacts to our customers' purchasing patterns, from social distancing guidelines, absence due to illness or government ordered closures.

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

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect the vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which, the economy recovers. We are not able to fully quantify the impact that these factors will have on our business, but developments related to COVID-19 may materially affect financial condition and results of operations in future periods.

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

Cost of Revenue and Gross Profit
Cost of revenue consists primarily of product costs, including purchased materials and components, as well as costs related to shipping, customer support, product warranty, personnel and depreciation of manufacturing and testing equipment. Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including copper and aluminum; component costs, including fuses, resin, enclosures, and cable; technological innovation; economies of scale resulting in lower component costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily indirect personnel and depreciation of manufacturing and testing equipment, are not directly affected by sales volume. Gross profit may vary from year to year and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses
Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 52 to 99 from December 31,

2020 to December 31, 2021, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales in 2021 were in the U.S. We currently have a sales presence in the U.S., Australia and Spain. We intend to expand our sales presence and marketing efforts to additional countries in the future. We also expect that as a result of our recent IPO, we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

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

Non-operating Expenses

Interest Expense
Interest expense consists of interest and other charges paid in connection with our current Senior Secured Credit Agreement and our former Senior Debt which included a revolving line of credit and term loan, which was fully repaid on October 8, 2020.

Payable Pursuant to the Tax Receivable Agreement Adjustment
Tax receivable agreement adjustment consists of changes to our effective tax rate since the initial recording of the liability related to our tax receivable agreement with our Founder and former Class A Shoals Equity Owners of Shoals Parent.

Loss on Debt Repayment
Loss on debt repayment consists of prepayment premiums and the write-off of a portion of the deferred financing costs from the prepayment of outstanding borrowings under the Term Loan Facility.

Income Tax Expense

Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of Shoals Parent. Shoals Parent is a pass-through entity for federal income tax purposes but incurs income tax in certain state jurisdictions.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Year Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	$ variance	% variance	$ variance	% variance
Revenue	$213,212	$175,518	$144,496	$37,694	21%	$31,022	21%
Cost of revenue	130,567	108,972	100,284	21,595	20%	8,688	9%
Gross profit	82,645	66,546	44,212	16,099	24%	22,334	51%
Operating Expenses
General and administrative expenses	37,893	21,008	9,065	16,885	80%	11,943	132%
Depreciation and amortization	8,520	8,262	8,217	258	3%	45	1%
Total Operating Expenses	46,413	29,270	17,282	17,143	59%	11,988	69%
Income from Operations	36,232	37,276	26,930	(1,044)	(3)%	10,346	38%
Interest expense, net	(14,549)	(3,510)	(1,787)	(11,039)	315%	(1,723)	96%
Payable pursuant to the tax receivable agreement adjustment	(1,663)	—	—	(1,663)	100%	—	—%
Loss on debt repayment	(15,990)	—	—	(15,990)	100%	—	—%
Income before income taxes	4,030	33,766	25,143	(29,736)	(88)%	8,623	34%
Income tax expense	(86)	—	—	(86)	100%	—	—%
Net income	3,944	33,766	25,143	(29,822)	(88)%	8,623	34%
Less: net income attributable to non-controlling interests	1,596	—	—	1,596	100%	—	—%
Net income attributable to Shoals Technologies Group, Inc.	$2,348	$33,766	$25,143	$(31,418)	(93)%	$8,623	34%

Years Ended December 31, 2021 and 2020

Revenue
Revenue increased by $37.7 million, or 21%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers increased by 30 in 2021 as compared to 2020. We believe customer recognition of the benefits of our combine-as-you-go system is resulting in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $21.6 million, or 20%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue increased to 38.8% in 2021 from 37.9% in 2020 in part due to purchasing efficiencies from increased volumes and changes in product mix. Changes in product mix also contributed to the increase in margins as sales of system solutions for combine-as-you-go EBOS, which have higher margins than our other products, increased as a percentage of our total revenue.

Operating Expenses
General and Administrative
General and administrative expenses increased $16.9 million, or 80%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in general and administrative expenses was primarily the result of an increase in wages and related taxes of $3.6 million due to increased head counts to support our growth and public company costs, an increase in professional fees of $3.3 million related to being a public company, an increase of $2.8 million related to insurance and more specifically our directors and officers policy following our IPO, an increase of $2.3 million of acquisition related expenses for the ConnectPV acquisition, an increase of $2.1 million related to stock-based compensation and an increase of $0.6 million related to sales and marketing.

Depreciation and Amortization
Depreciation and amortization expense increased by $0.3 million, or 3%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, due to the addition of intangibles acquired in the ConnectPV acquisition.

Interest Expense
Interest expense, net increased by $11.0 million or 315%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, due to increased borrowings under our Senior Secured Credit Agreement that we entered into on November 25, 2020. We expect interest expense to increase in 2022 as a result of our higher average borrowings under the Senior Secured Credit Agreement (see description under “Debt Obligations”).

Payable Pursuant to the Tax Receivable Agreement Adjustment
Payable pursuant to the tax receivable agreement adjustment totaled $1.7 million for the year ended December 31, 2021. The adjustment resulted from an estimated increase in the Company’s blended state income tax rate.

Loss on Debt Repayment
Loss on debt repayment for the year ended December 31, 2021 consists of $11.3 million of prepayment premium and $4.7 million in write-off of a portion of the deferred financing costs related to a prepayment of $150.0 million of outstanding borrowings under the Term Loan Facility.

Income Tax Expense
Income tax expense totaled $0.1 million for the year ended December 31, 2021. The Company did not incur income tax expense prior to the Organizational Transactions, or during the year ended December 31, 2020. Our effective income tax rate was 2.1% for the year ended December 31, 2021.

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

Cost of Revenue and Gross Profit
Cost of revenue increased by $8.7 million, or 9%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue increased from 30.6% in 2019 to 37.9% in 2020 in part due to purchasing efficiencies from increased volumes, improved material planning which reduced logistics costs, enhancements to product design that lowered manufacturing costs and other manufacturing efficiencies resulting from higher production volumes. Changes in product mix also contributed to the increase in margins as sales of system solutions for combine-as-you-go EBOS, which have higher margins than our other products, increased as a percentage of our total revenue. Our gross profit was negatively impacted in the year ended December 31, 2020 as a result of certain COVID-19 related costs totaling $2.6 million.

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

Depreciation and Amortization
Depreciation and amortization expense increased by $0.1 million, or 1%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, due to the addition of machines and equipment to increase production.

Interest Expense
Interest expense, net increased by $1.7 million or 96%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, due to increased borrowings under our Senior Secured Credit Agreement that we entered into on November 25, 2020. We expect interest expense to increase in 2022 as a result of our higher average borrowings under the Senior Secured Credit Facility (see description under “Debt Obligations”). The $150 million prepayment we made on the Term Loan Facility in January 2021 resulted in us recording a $16.0 million loss on debt repayment in the first quarter of 2021 as a result of the write-off of financing costs and the prepayment premium.

Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) income tax expense, (iii) depreciation expense, (iv) amortization of intangibles, (v) payable pursuant to the tax receivable agreement adjustment, (vi) loss on debt repayment, (vii) equity-based compensation, (viii) acquisition-related expenses, (ix) COVID-19 expenses and (x) non-recurring and other expenses. We define Adjusted Net Income as net income (loss) plus (i) amortization of intangibles, (ii) payable pursuant to the tax receivable agreement adjustment, (iii) loss on debt repayment, (iv) amortization of deferred financing costs, (v) equity-based compensation, (vi) acquisition-related expenses, (vii) COVID-19 expenses and (viii) non-recurring and other expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common shares outstanding for the applicable period, which assumes the pro forma exchange of all outstanding Class B common shares for Class A common shares.

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

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$3,944	$33,766	$25,143
Interest expense, net	14,549	3,510	1,787
Income tax expense	86	—	—
Depreciation expense	1,701	1,420	1,179
Amortization of intangibles	8,352	7,985	7,984
Payable pursuant to the TRA adjustment(a)	1,663	—	—
Loss on debt repayment	15,990	—	—
Equity-based compensation	11,286	8,251	—
Acquisition-related expenses	2,349	—	—
COVID-19 expenses(b)	339	2,890	—
Non-recurring and other expenses(c)	2,598	3,077	686
Adjusted EBITDA	$62,857	$60,899	$36,779

(a)    Represents an adjustment to eliminate the remeasurement of the payable pursuant to the TRA.
(b)    Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees, premium pay during the pandemic to hourly workers in 2020 and direct legal costs associated with the pandemic.

(c) Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to Shoals Technologies Group, Inc.	$2,348	$33,766	$25,143
Net income impact from pro forma conversion of Class B common stock to Class A common stock (a)	1,596	—	—
Adjustment to the provision for income tax (b)	(456)	(7,327)	(5,456)
Tax effected net income	3,488	26,439	19,687
Amortization of intangibles	8,352	7,985	7,984
Amortization of deferred financing costs	1,230	351	38
Payable pursuant to the TRA adjustment(c)	1,663	—	—
Loss on debt repayment	15,990	—	—
Equity-based compensation	11,286	8,251	—
Acquisition-related expenses	2,349	—	—
COVID-19 expenses (d)	339	2,890	—
Non-recurring and other expenses (e)	2,598	3,077	686
Tax impact of adjustments (f)	(11,381)	(3,104)	(1,809)
Adjusted Net Income	$35,914	$45,889	$26,586
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

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%
State and local taxes (net of federal benefit)	6.4%	0.7%	0.7%
Permanent items	1.2%	—%	—%
Effective income tax rate for Adjusted Net Income	28.6%	21.7%	21.7%

(c)    Represents an adjustment to eliminate the remeasurement of the payable pursuant to the TRA.
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

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Year Ended December 31,
	2021	2020	2019
Diluted weighted average shares of Class A common shares outstanding, excluding Class B common shares	99,507	N/A (b)	N/A (b)
Assumed pro forma conversion of Class B common shares to Class A common shares	67,429	N/A (b)	N/A (b)
Adjusted diluted weighted average shares outstanding	166,936	N/A (b)	N/A (b)

Adjusted Net Income (a)	$35,914	N/A (b)	N/A (b)
Adjusted Diluted EPS	$0.22	N/A (b)	N/A (b)

(a) Represents Adjusted Net Income for the full period presented.
(b) This Non-GAAP measure is not applicable for this period, as the reorganization transactions had not yet occurred.

Liquidity and Capital Resources

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(4,083)	$54,082	$36,182
Net cash used in investing activities	(17,035)	(3,236)	(1,719)
Net cash provided by (used in) financing activities	20,602	(47,855)	(27,489)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(516)	$2,991	$6,974

We finance our operations primarily with operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows and availability under our Revolving Credit Facility will be sufficient to meet our near and long-term future cash needs.

The Company (used) generated cash from operating activities of $(4.1) million, $54.1 million and $36.2 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, our cash and cash equivalents were $5.0 million and we had outstanding borrowings of $252.4 million. We also had $44.9 available for additional borrowings under our $100.0 Revolving Credit Facility. From December 31, 2021 through the date of this filing, the Company, has borrowed an additional $27.5 million under the Revolving Credit Facility.

Operating Activities

For the year ended December 31, 2021, cash used in operating activities was $4.1 million, primarily due to an increase of $8.9 million in receivables which mainly relate to unbilled accounts receivables resulting from increased revenues during December 2021 as compared to December 2020 and the timing of our billings, $17.2 million in inventory as a result of increasing our raw materials inventory to support growth and reduce the likelihood of supply chain issues from our suppliers of raw materials, a decrease in accounts payable and accrued expenses of $8.4 million, offset with operating results that included $3.9 million of net income which was reduced by $26.1 million, net of non-cash expenses.

For the year ended December 31, 2020, cash provided by operating activities was $54.1 million, primarily due to operating results that included $33.8 million of net income. An increase of $6.5 million in inventories, $1.0 million in receivables was offset by an increase in accounts payable and accrued expenses of $9.0 million.

For the year ended December 31, 2019, cash provided by operating activities was $36.2 million, primarily due to operating results that included $25.1 million of net income. An increase of $0.7 million in inventories and $1.8 million in receivables was partially offset by an increase of $3.9 million of accounts payable and accrued expenses.

Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was $17.0 million, attributable to $4.1 million for the purchase of property and equipment and $12.9 million for the acquisition of ConnectPV.

For the year ended December 31, 2020, net cash used in investing activities was $3.2 million, attributable to the purchase of property and equipment.

For the year ended December 31, 2019, net cash used in investing activities was $1.7 million, attributable to the purchase of property and equipment.

Financing Activities
For the year ended December 31, 2021, net cash used in financing activities was $20.6 million, including $144.8 million of net proceeds from the IPO and $35.1 million in net borrowings under the Revolving Credit Facility, offset by $152.8 million of payments on the Term Loan Facility and $4.8 million in tax distributions to minority shareholders as required under the Shoals Parent LLC agreement.

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

Debt Obligations
For a discussion of our debt obligations see Note 8 Long-Term Debt in our consolidated financial statements.

Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of December 31, 2021, the maximum potential payment obligation with regard to surety bonds was $21.8 million.

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

Revenue Recognition
We recognize revenue from the sale of EBOS systems and components. We determine our revenue recognition through the following steps: (i) identification of the contract or contracts with a customer, (ii) identification of the performance obligations within the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations within the contract, and (v) recognition of revenue as the performance obligation has been satisfied.

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

We recognize revenue over time as a result of the continuous transfer of control of our product to the customer using the output method based on units manufactured. This continuous transfer of control to the customer is supported by clauses in the contracts that provide rights to payment of the transaction price associated with work performed to date on products that do not have an alternative use to us. The accounting for each contract involves a process of estimating total sales, costs, and profit for each performance obligation. Cost of revenue is recognized based on the unit of production. The amount reported as revenue is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of revenue. We believe that recognizing revenue using the output method based on units manufactured best depicts the extent of transfer of control to the customer. Certain contracts contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security until we reach specified milestones. We typically bill retainage amounts as work is performed. Retainage provisions are not considered a significant financing component because they are intended to protect the customer in the event that some or all of the obligations under the contract are not completed. We had outstanding retainage billings of $4.8 million and $2.8 million as of December 31, 2021 and 2020, respectively.

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

Equity-Based Compensation
2021 Long-term Incentive Plan
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
Pre-IPO Class C Units
The Company accounted for equity grants to employees (Class C units) as equity-based compensation. The Class C units contained vesting provisions as defined in the agreement. Vested units did not forfeit upon termination and represented a residual interest in the Company. Equity-based compensation cost was measured at the grant date fair value and was recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to members’ equity (deficit). However, the amount of equity-based compensation at any date was at least equal to the portion of the grant date value of the award that was vested.

Inventory Valuation
Inventories consist of raw materials. Inventories are stated at the lower of cost or net realizable value. Cost is calculated using the weighted average cost method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of operations. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2021, we had $177.0 million of deferred tax assets, net of valuation allowances of $2.0 million. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Payable Pursuant to the Tax Receivable Agreement
As described in Note 15 to the consolidated financial statements, we are a party to the TRA under which we are contractually committed to pay the TRA Owners 85% of the amount of the benefits, if any, that we are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we generally would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of December 31, 2021, we recognized $156.4 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in connection with the IPO. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related to the benefits not expected to be utilized.

Additionally, we estimate the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current on our consolidated balance sheet. This determination is based on our estimate of taxable income for the next fiscal year. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the TRA between current and non-current.

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

Concentrations of Major Customers
Our customers include EPCs, utilities, solar developers, and solar module manufacturers, but we derive the majority of our revenue from the sale of products to EPCs. Our EPC customers typically construct multiple projects for several different owners. For the year ended December 31, 2021, our largest customer and five largest customers constituted approximately 18% and 52% of total revenue, respectively. For the year ended December 31, 2021, our three largest customers represented approximately 40% of revenue and were the only customers that constituted 10% or greater of total revenue. The loss of any one of our top five customers could have a material adverse effect on our financial conditions and results of operations. Further, our trade accounts receivable are from companies within the solar industry and, as such, we are exposed to normal industry credit risks. As of December 31, 2021, our largest customer and five largest customers constituted 16% and 52% of trade accounts receivable, respectively. We do not require collateral on our customers’ trade receivables. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

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

Interest Rate Risk
As of December 31, 2021, our long-term debt totaled $247.1 million. We have interest rate exposure with respect to the $247.1 million balance as it is all variable interest rate debt. A 100 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $2.5 million.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this item is incorporated by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11. Executive Compensation

The information required to be disclosed by this item is incorporated by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is incorporated by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is incorporated by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item is incorporated by reference to the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

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

(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
4.1*	Description of Registered Securities
10.1	Amendment No. 2, dated as of December 30, 2020, to the Credit Agreement, dated as of November 25, 2020, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A. and Guggenheim Securities, LLC, as lead arrangers and bookrunners	S-1/A	1/25/2021	10.1
10.2	Tax Receivable Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Shoals Parent LLC and the other parties thereto	8-K	1/29/2021	10.1
10.3	Registration Rights Agreement, dated January 29, 2021 by and among Shoals Technologies Group, Inc. and certain holders identified therein	8-K	1/29/2021	4.1
10.4	Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan	S-8	1/29/2021	10.1
10.5	Form of RSU Grant Notice and Award Agreement (Employees)	S-8	1/29/2021	10.2
10.6	Form of RSU Grant Notice and Award Agreement (Directors)	S-8	1/29/2021	10.3
10.7	Form of Director and Officer Indemnification Agreement	S-1/A	1/25/2021	10.5
10.8	Stockholders’ Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Oaktree Power Opportunities Fund IV (Delaware) Holdings, LP, Solon Holdco I, GP, Solon Holdco II, GP, Dean Solon and Shoals Management Holdings LLC	8-K	1/29/2021	10.2
10.9	Third Amended and Restated Limited Liability Company Agreement, dated as of January 29, 2021, by and among Shoals Parent LLC, Dean Solon and Shoals Management Holdings LLC	8-K	1/29/2021	10.3
10.10	Employment Agreement, effective as of December 18, 2020, by and between Dean Solon and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.8
10.11	Employment Agreement, effective as of December 18, 2020, by and between Jason Whitaker and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.9
10.12	Employment Agreement, effective as of December 18, 2020, by and between Philip Garton and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.10

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
10.13	Employment Agreement, effective as of December 31, 2020, by and between Mehgan Peetz and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.11
10.14	Third Amendment to the Senior Secured Credit Agreement	10-Q	11/10/2021	10.1
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of BDO USA, LLP, as to Shoals Technologies Group, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 ( and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

________
* Filed herewith
† Indicates a management contract or compensatory plan.

Item 16. Form 10–K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2022.

Shoals Technologies Group, Inc.

By:	/s/ Jason Whitaker
	Name:	Jason Whitaker
	Title:	Chief Executive Officer

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Jason Whitaker	Chief Executive Officer and Director	March 10, 2022
Jason Whitaker	(Principal Executive Officer)

/s/ Philip Garton	Chief Financial Officer	March 10, 2022
Philip Garton	(Principal Financial and Accounting Officer)

/s/ Brad Forth	Chairman of the Board of Directors	March 10, 2022
Brad Forth

/s/ Peter Jonna	Director	March 10, 2022
Peter Jonna

/s/ Ty Daul	Director	March 10, 2022
Ty Daul

/s/ Lori Sundberg	Director	March 10, 2022
Lori Sundberg

/s/ Toni Volpe	Director	March 10, 2022
Toni Volpe

/s/ Peter Wilver	Director	March 10, 2022
Peter Wilver

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Shoals Technologies Group, Inc.
Portland, Tennessee

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Shoals Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in members’ / stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Austin, Texas

March 10, 2022

Shoals Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except shares and par value)

	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$5,006	$10,073
Accounts receivable, net	31,499	27,004
Unbilled receivables	13,533	3,794
Inventory, net	38,368	15,121
Other current assets	5,042	155
Total Current Assets	93,448	56,147
Property, plant and equipment, net	15,574	12,763
Goodwill	69,436	50,176
Other intangible assets, net	65,236	71,988
Deferred tax assets	176,958	—
Other assets	5,762	4,236
Total Assets	$426,414	$195,310

Liabilities and Stockholders' Deficit / Members’ Deficit
Current Liabilities
Accounts payable	$19,985	$14,634
Accrued expenses	9,569	5,967
Long-term debt—current portion	2,000	3,500
Total Current Liabilities	31,554	24,101
Revolving line of credit	55,140	20,000
Long-term debt, less current portion	189,913	335,332
Payable pursuant to the tax receivable agreement	156,374	—
Other long-term liabilities	931	—
Total Liabilities	433,912	379,433
Commitments and Contingencies (Note 13)
Stockholders’ Deficit / Members’ Deficit
Members’ deficit	—	(184,123)
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of December 31, 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 112,049,981 shares issued and outstanding as of December 31, 2021	1	—
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; 54,794,479 shares issued and outstanding as of December 31, 2021	1	—
Additional paid-in capital	95,684	—
Accumulated deficit	(93,133)	—
Total stockholders’ equity attributable to Shoals Technologies Group, Inc. / members' equity (deficit)	2,553	(184,123)
Non-controlling interests	(10,051)	—
Total stockholders’ deficit / members’ deficit	(7,498)	(184,123)
Total Liabilities and Stockholders’ Deficit / Members’ Deficit	$426,414	$195,310

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$213,212	$175,518	$144,496
Cost of revenue	130,567	108,972	100,284
Gross profit	82,645	66,546	44,212
Operating Expenses
General and administrative expenses	37,893	21,008	9,065
Depreciation and amortization	8,520	8,262	8,217
Total Operating Expenses	46,413	29,270	17,282
Income from Operations	36,232	37,276	26,930
Interest expense, net	(14,549)	(3,510)	(1,787)
Payable pursuant to the tax receivable agreement adjustment	(1,663)	—	—
Loss on debt repayment	(15,990)	—	—
Income before income taxes	4,030	33,766	25,143
Income tax expense	(86)	—	—
Net income	3,944	33,766	25,143
Less: net income attributable to non-controlling interests	1,596	—	—
Net income attributable to Shoals Technologies Group, Inc.	$2,348	$33,766	$25,143

	Period from January 27, 2021 to December 31, 2021
Loss per share of Class A common stock:
Basic	$0.00
Diluted	$0.00
Weighted average shares of Class A common stock outstanding:
Basic	99,269
Diluted	99,269

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit)
(in thousands, except shares)

	Members' Equity (Deficit)	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Members'/Stockholders Equity (Deficit)

		Shares	Amount	Shares	Amount
Balance at December 31, 2018	$138,282	—	$—	—	$—	$—	$—	$—	$138,282
Effect of adoption of ASC 606	470	—	—	—	—	—	—	—	470
Member distributions	(13,989)	—	—	—	—	—	—	—	(13,989)
Net income	25,143	—	—	—	—	—	—	—	25,143
Balance at December 31, 2019	149,906	—	—	—	—	—	—	—	149,906
Member distributions	(376,046)	—	—	—	—	—	—	—	(376,046)
Equity-based compensation	8,251	—	—	—	—	—	—	—	8,251
Net income	33,766	—	—	—	—	—	—	—	33,766
Balance at December 31, 2020	(184,123)	—	—	—	—	—	—	—	(184,123)
Net income prior to the Organizational Transactions	2,675	—	—	—	—	—	—	—	2,675
Effect of Organizational Transactions	181,448	81,977,751	1	78,300,817	1	—	(92,806)	(88,644)	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions and offering costs	—	11,550,000	—	(5,234,210)	—	69,939	—	70,976	140,915
Activity subsequent to the Organizational Transactions:
Deferred tax adjustments related to Tax Receivable Agreements	—	—	—	—	—	20,997	—	—	20,997
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts	—	10,402,086	—	—	—	281,064	—	—	281,064

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (continued)
(in thousands, except shares)

	Members' Equity (Deficit)	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Members'/Stockholders Equity (Deficit)

		Shares	Amount	Shares	Amount
Purchase of LLC Interests and Class B common stock	—	—	—	(10,402,086)	—	(281,064)	—	—	(281,064)
Exchange of Class B to Class A common stock	—	7,870,042	—	(7,870,042)	—	—	—	—	—
Deferred tax adjustment related to ConnectPV LLC conversion	—	—	—	—	—	(238)	—	—	(238)
Issuance of Class A common stock in connection with an acquisition	—	209,437	—	—	—	6,500	—	—	6,500
Net income	—	—	—	—	—	—	(327)	1,596	1,269
Equity-based compensation	—	—	—	—	—	9,481	—	—	9,481
Activity under stock compensation plan	—	—	—	—	—	(3,755)	—	3,618	(137)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(4,837)	(4,837)
Vesting of restricted share units	—	40,665	—	—	—	—	—	—	—
Reallocation of non-controlling interest	—	—	—	—	—	(7,240)	—	7,240	—
Balance at December 31, 2021	$—	112,049,981	$1	54,794,479	$1	$95,684	$(93,133)	$(10,051)	$(7,498)

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$3,944	$33,766	$25,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,053	9,405	9,163
Amortization/write off of deferred financing costs	5,969	351	38
Equity-based compensation	11,286	8,251	—
Provision for slow-moving inventory	(1,418)	188	301
Deferred taxes	(1,476)	—	—
Payable pursuant to the TRA adjustment	1,663	—	—
Gain on sale of assets	52	—	—
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	818	288	(473)
Unbilled receivables	(9,739)	(1,289)	(1,345)
Inventory	(17,188)	(6,475)	(694)
Other assets	341	643	137
Accounts payable	(3,877)	4,251	4,195
Accrued expenses	(4,511)	4,703	(283)
Net Cash Provided by (Used in) Operating Activities	(4,083)	54,082	36,182
Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(4,126)	(3,236)	(1,719)
Acquisition of a business, net of cash acquired	(12,909)	—	—
Net Cash Used in Investing Activities	(17,035)	(3,236)	(1,719)
Cash Flows from Financing Activities
Member / non-controlling interest distributions	(4,837)	(376,046)	(13,989)
Employee withholding taxes related to net settled equity awards	(137)	—	—
Deferred financing costs	(94)	(11,821)	—
Proceeds from term loan facility	—	350,000	—
Payments on term loan facility	(152,750)	—	—
Proceeds from revolving credit facility	49,140	20,000	—
Repayments of revolving credit facility	(14,000)	—	—
Proceeds from issuance of Class A common stock sold in an IPO	278,833	—	—
Purchase of LLC Interests with proceeds from IPO	(124,312)	—	—
Proceeds from issuance of Class A common stock in follow-on offering, net of underwriting discounts and commissions	281,064	—	—
Purchase of LLC Interests with proceeds from follow-on offering	(281,064)	—	—
Payment of debt assumed in acquisition	(1,537)	—	—
Deferred offering costs	(9,704)	(3,738)	—
Payments on senior debt - term loan	—	(26,250)	(3,500)
Proceeds from senior debt - revolving line of credit	—	—	2,500

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Payments on senior debt - revolving line of credit	—	—	(12,500)
Proceeds from delayed draw term loan facility	—	20,000	—
Payments on delayed draw term loan facility	—	(20,000)	—
Net Cash Provided by (Used in) Financing Activities	20,602	(47,855)	(27,489)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(516)	2,991	6,974
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	10,073	7,082	108
Cash, Cash Equivalents and Restricted Cash—End of Period	$9,557	$10,073	$7,082

	Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flows Information:
Cash paid for interest	$10,809	$3,033	$1,819
Cash paid for taxes	$1,190	$—	$—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$3,902	$—	$—
Establishment of deferred tax assets	$181,901	$—	$—
Establishment of amounts payable pursuant to tax receivable agreement	$154,711	$—	$—
Capital contribution related to tax receivable agreement	$27,011	$—	$—
Reduction of deferred tax assets and additional paid-in-capital for negative basis on exchanges	$6,014	$—	$—
Income tax receivable from merger due to former owner	$3,842	$—	$—
Deferred tax asset and additional paid-in capital from ConnectPV	$238	$—	$—
Class A common stock issued in ConnectPV acquisition	$6,500	$—	$—

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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

On August 26, 2021, the Company acquired 100% of the stock of ConnectPV, Inc. (“ConnectPV”) with cash and Class A common stock. The acquisition was accounted for as a business combination and following the acquisition, the Company immediately converted ConnectPV to a limited liability company (Shoals Connect LLC) and contributed the entity to Shoals Parent, LLC through a series of transactions – see Note 3 - Acquisition of ConnectPV.

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

Organizational Transactions
In connection with the IPO, the Company and Shoals Parent completed a series of transactions (the "Organizational Transactions") including the following:
•the limited liability company agreement (the “LLC Agreement”) of Shoals Parent was amended and restated to, among other things, (i) provide for a new single class of common membership interests or the LLC Interests in Shoals Parent, (ii) exchange all of the then existing membership interests of the holders of Shoals Parent membership interests for LLC Interests and (iii) appoint the Company as the sole managing member of Shoals Parent;
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
•the acquisition, by merger, of Shoals Investment CTB or the former Class A member of Shoals Parent (the "Class A Shoals Equity Owners"), for which the Company issued 81,977,751 shares Class A common stock as merger consideration (the "Merger").

Follow-On Offering
On July 16, 2021, the Company completed a follow-on offering consisting of 4,989,692 shares of Class A common stock offered by selling shareholders and 10,402,086 shares of Class A common stock offered by the Company. The Company used the proceeds of the sale of Class A common stock to purchase an equal number of LLC Interests and Class B common stock from our founder and management.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Non-controlling Interest
The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Shoals Parent, held by the Continuing Equity Owners. Non-controlling interest on the consolidated balance sheet represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of December 31, 2021, the non-controlling interest was 32.84%.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue recognition, allowance for doubtful accounts, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets, reserve for excess and obsolete inventory, payable pursuant to the tax receivable agreement and valuation allowance on deferred tax assets.

Impact of COVID-19 Pandemic
The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variant of COVID-19,

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
which appears to be the most transmissible variant to date, has spread globally and other variants of COVID-19 continue to emerge.

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

The impact of the Omicron and other emerging variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against the Omicron and other emerging variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business, including, but not limited to, component shortages, disruptions in transportation or other supply chain related constraints.

Cash and Cash Equivalents
The Company considers cash and cash equivalents to include cash on hand, cash held in demand deposit accounts, and all highly liquid financial instruments purchased with a maturity of three months or less.

Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Restricted cash is restricted as to withdrawal or use. Tax distributions paid by Shoals Parent to the Company are restricted under the LLC Agreement for future payments under the tax receivable agreement and totaled $4.6 million as of December 31, 2021.

A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet is as follows (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$5,006	$10,073
Restricted cash included in other current asset	—	—
Restricted cash included in other assets	4,551	—
Total cash, cash equivalents, and restricted cash	$9,557	$10,073

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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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

Property, Plant, and Equipment
Property, plant, and equipment acquired in the acquisition of Shoals and ConnectPV are recorded at fair value at the date of acquisition net of accumulated depreciation; all other property, plant and equipment are recorded at cost, net of accumulated depreciation. Improvements, betterments and replacements which significantly extend the life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred.

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

Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Management determined there was no impairment for the years ended December 31, 2021, 2020 and 2019.

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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
compares the estimate fair value of the reporting units to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

The Company completes its annual goodwill impairment test as of October 1 each year. For the years ended December 31, 2021, 2020 and 2019, the Company performed a qualitative assessment of its goodwill and determined no impairment. Since the Company’s formation on May 9, 2017, the Company has not had any goodwill impairment.

Amortizable and Other Intangible Assets
The Company amortizes identifiable intangible assets consisting of customer relationships, developed technology, trade names and noncompete agreements because these assets have finite lives. The Company’s intangible assets with finite lives are amortized on a straight‐line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles, as described in the “Impairment of Long-Lived Assets” significant accounting policy.

Deferred Offering Costs
Deferred offering costs consist primarily of registration fees, filing fees, listing fees, specific legal and accounting costs and transfer agent fees, which are direct and incremental fees related to the IPO. As of December 31, 2020, the Company had $3.9 million in deferred offering costs, which are reported as Other assets - long-term on the consolidated balance sheets. The deferred offering costs as of December 31, 2020 were offset against IPO proceeds along with $9.7 million in offering costs incurred during the year ended December 31, 2021.

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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
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

Certain contracts contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by the Company for work performed but held for payment by the customer as a form of security until the Company obtains specified milestones. The Company typically bills retainage amounts as work is performed. Retainage provisions are not considered a significant financing component because they are intended to protect the customer in the event that some or all of the obligations under the contract are not completed. Outstanding retainage billings of $4.8 million and $2.8 million are included in Accounts receivable, net, as of December 31, 2021 and 2020, respectively.

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

Shipping and Handling
The Company accounts for shipping and handling related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, payment by the Company’s customers for shipping and handling costs for delivery of the Company’s products are recorded as a component of revenue in the accompanying consolidated statements of operations. Shipping and handling expenses are included as a component of cost of revenue as incurred and totaled $5.2 million, $4.9 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Concentrations
The Company has cash deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on such amount and believes it is not subject to significant credit risk related to cash balances. As of December 31, 2021, $8.5 million of the Company’s bank balances were in excess of FDIC insurance limits.

The Company had the following revenue concentrations representing 10% or more of revenue for the years ended December 31, 2021, 2020 and 2019 and related accounts receivable concentrations as of December 31, 2021 and 2020:

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2021		2020		2019
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %	Revenue %
Customer A	11.3%	4.6%	21.8%	14.2%	41.5%
Customer B	18.3%	15.8%	18.4%	16.7%	17.0%
Customer C	10.0%	23.7%	9.4%	12.5%	8.2%

Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value, as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

The fair values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s revolving line of credit and long-term debt approximates their fair values, as they are based on current market rates at which the Company could borrow funds with similar terms.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As it relates to the Company, this applies to certain nonfinancial assets and liabilities acquired in business combinations.

Income Taxes
Pre-IPO Income Taxes
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
Shoals Parent and its subsidiary LLCs are generally not subject to state income tax; however, Shoals Technologies Group, LLC pays Tennessee, California, and Texas franchise taxes and Shoals Technologies, LLC pays Alabama franchise tax.

Post-IPO Income Taxes
The Company is taxed as a corporation for U.S. federal and state income tax purposes. The Company’s sole material asset is Shoals Parent, which is a limited liability company that is taxed as a partnership for US federal and certain state and local income tax purposes. Shoals Parent’s net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns.

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

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. The Company did not have any material interest and penalties during the year ended December 31, 2021.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on each jurisdictions’ rules, beginning generally after the income tax returns are filed.

Payable Pursuant to the Tax Receivable Agreement
As a result of exchanges of LLC Interests into Class A Common Stock and purchases by the Company of LLC Interests from holders of LLC Interests, the Company will become entitled to a proportionate share of the existing tax basis of the assets of Shoals Parent at the time of such exchanges or purchases. In addition, such exchanges or purchases of LLC Interests are expected to result in increases in the tax basis of the assets of Shoals Parent that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that the Company would otherwise be required to pay in the future. These increases in tax basis

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets, and may increase depreciation and amortization to the Company.

In connection with the recapitalization the Company completed in connection with its IPO, the Company entered into a tax receivable agreement (the “TRA”) with the founder and former equity owner of Shoals Investment CTB (the “TRA Owners”) that provides for the payment by the Company to the TRA Owners (or any permitted assignees) of 85% of the amount of the benefits, if any, that the Company actually realizes or is deemed to realize as a result of (i) the Company’s allocable share of existing tax basis acquired in connection with the Organizational Transactions (including Blocker’s share of existing tax basis) and increases to such allocable share of existing tax basis, (ii) certain increases in the tax basis of assets of Shoals Parent and its subsidiaries resulting from purchases or exchanges of LLC Interests and (iii) certain other tax benefits, including those attributable to payments made, under the TRA. These contractual payment obligations are the Company's obligations and are not obligations of the LLC, and are accounted for in accordance with ASC 450, Contingencies, since the obligations were deemed to be probable and reasonably estimable. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of Shoals Parent as a result of the purchases or exchanges, and had the Company not entered into the TRA.

The timing and/or amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable and amortizable basis.

The term of the TRA will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement. In certain mergers, asset sales or other forms of business combinations or other changes of control, or if the Company materially breaches any of its material obligations under the TRA, the Company (or its successor) would owe to the TRA Owners (or any permitted assignees) a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the TRA that would be based on certain assumptions, including a deemed exchange of all LLC Interests and that the Company would have had sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the TRA.

Acquisition Accounting
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
other factors. The Company accounts for forfeitures as they occur. The grant date fair value of each unit is amortized on a straight-line basis over the requisite service period, including those units with graded vesting. However, the amount of equity-based compensation at any date is at least equal to the portion of the grant date fair value of the award that is vested.

Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options and unvested restricted stock units, were exercised and converted into shares. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive.

Segment Reporting
ASC 280 (“Segment Reporting”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one operating and reportable segment and derives revenues from selling its product.

Advertising Expenses
Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2021, 2020 and 2019 were not material to our consolidated financial statements.

Research and Development Expenses
Research and development expenses are expensed as incurred. Research and development expenses for the years ended December 31, 2021, 2020 and 2019 were not material to our consolidated financial statements.

New Accounting Standards
Recently Adopted
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
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

The cash portion of the purchase price was funded by borrowing under our Revolving Credit Facility. The purchase price paid has been preliminarily allocated to record the acquired assets and assumed liabilities based upon their estimated fair value pending finalization of the working capital calculation with the sellers. When determining the fair values of the assets acquired and assumed liabilities, management made significant estimates, judgements and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $19.3 million was recorded. The goodwill recognized was primarily attributable to the workforce and synergies related to the Company’s EBOS solutions and components business that are expected to arise from the ConnectPV acquisition.

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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Preliminary Purchase Price Allocation
Cash and cash equivalents	$849
Accounts receivable	5,313
Inventory	4,641
Other current assets	2,319
Total current assets	13,122
Property, plant and equipment	438
Goodwill	19,260
Other intangible assets	1,600
Total Assets	34,420
Accounts payable	9,228
Accrued expenses	3,397
Debt	1,537
Total liabilities	14,162
Net assets acquired	$20,258

The Company expensed acquisition-related costs of $2.3 million which are included in general and administrative expenses in the consolidated statement of operations. The goodwill and acquisition costs are not deductible for tax purposes.

Pro Forma Financial Information (Unaudited)
The pro forma information below gives effect to the ConnectPV acquisition as if it had been completed on the first day of each period presented. The pro forma results of operations are presented for informational purposes only. As such, they are not necessarily indicative of the Company’s results had the acquisition been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the assets and liabilities associated with the acquisition at their respective fair values, which are preliminary at this time, based on available information and to give effect to the financing for the acquisition (in thousands):

	Year Ended December 31,
	2021	2020
Revenue	$229,709	$200,892
Net income	$3,305	$29,861

Since the acquisition date, August 26, 2021, the Company reported $10.0 million and $0.7 million in revenue and net income, respectively in the accompanying consolidated financial statements related to ConnectPV.

4.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2021	2020
Accounts receivable	$32,015	$27,206
Less: allowance for doubtful accounts	(516)	(202)
Accounts receivable, net	$31,499	$27,004

5.    Inventory

Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$39,265	$17,390
Allowance for slow-moving inventory	(897)	(2,269)
Inventory, net	$38,368	$15,121

6.    Property, Plant and Equipment

Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2021	2020
Land	N/A	$840	$840
Building and land improvements	5-40	7,801	6,212
Machinery and equipment	3-5	10,693	9,004
Furniture and fixtures	3-7	1,775	458
Vehicles	5	65	318
		21,174	16,832
Less: accumulated depreciation		(5,600)	(4,069)
Property, plant and equipment, net		$15,574	$12,763

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $1.4 million and $1.2 million, respectively. During the years ended December 31, 2021, 2020 and 2019, $1.5 million, $1.1 million and $1.0 million, respectively, of depreciation expense was allocated to cost of revenue. During the years ended December 31, 2021, 2020 and 2019, $0.2 million, $0.3 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.

7.    Goodwill and Other Intangible Assets

Goodwill

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
Goodwill relates to the acquisition of Shoals and ConnectPV. As of December 31, 2021 and 2020, goodwill totaled $69.4 million and $50.2 million, respectively. Changes in the carrying amount of goodwill during the years ended December 31, 2021 and 2020 are shown below (in thousands):

Goodwill
Balance at December 31, 2019 and 2020	$50,176
Acquisition of ConnectPV	19,260
Balance at December 31, 2021	$69,436

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2021	2020
Amortizable:
Costs:
Customer relationships	2-13	$53,100	$52,600
Developed technology	13	34,600	34,600
Trade names	2-13	11,900	11,400
Backlog	1	600	—
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	100,600
Accumulated amortization:
Customer relationships		18,629	14,499
Developed technology		12,199	9,537
Trade names		4,103	3,142
Backlog		200	—
Noncompete agreements		1,833	1,434
Total accumulated amortization		36,964	28,612
Total amortizable intangibles, net		$65,236	$71,988

    Amortization expense related to intangible assets amounted to $8.4 million, $8.0 million and $8.0 million the years ended December 31, 2021, 2020 and 2019, respectively. Estimated future annual amortization expense for the above amortizable intangible assets are as follows (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

For the Year Ended December 31,	Amortization Expense
2022	$8,651
2023	7,918
2024	7,585
2025	7,585
2026	7,585
Thereafter	25,912
$65,236

8.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2021	2020
Term Loan Facility	$197,250	$350,000
Revolving Credit Facility	55,140	20,000
Less: deferred financing costs	(5,337)	(11,168)
Total debt, net of deferred financing costs	247,053	358,832
Less: current portion	(2,000)	(3,500)
Long-term debt, net current portion	$245,053	$355,332

The aggregate amounts of principal maturities on the Company’s long-term debt is as follows (in thousands):

For the Year Ended December 31,
2022	$2,000
2023	2,000
2024	2,000
2025	2,000
2026	244,390
$252,390

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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
In December 2020, Shoals Holdings entered into two amendments to the Senior Secured Credit Agreement in order to obtain a $100.0 million increase (the “Revolver Upsize”) to the Revolving Credit Facility and modify the terms of the interest rate and prepayment premium. As part of the first amendment, the Company repaid and terminated all outstanding commitments under the Delayed Draw Term Loan Facility. As of December 31, 2021, the outstanding balance of the Term Loan Facility was $197.3 million. The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of deferred financing fees of $5.3 million and $11.2 million at December 31, 2021 and 2020, respectively. The deferred financing fees are being amortized using the effective interest method. The effective interest rate at December 31, 2021 and 2020 was 6.42% and 6.55%, respectively. The Revolving Credit Facility was $55.1 million and the Company had $44.9 million of availability under the Revolving Credit Facility. From December 31, 2021 through the date of this filing, the Company borrowed an additional $27.5 million under the Revolving Credit Facility.

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

Interest Rate
The interest rates applicable to the loans under the Term Loan Facility (4.25% at December 31, 2021) are based on a rate of interest determined by reference to either: (i) a base rate plus an applicable margin equal to (a) on and after December 30, 2020 until the later of either (1) February 28, 2021 or (2) December 31, 2022 so long as Holdings has prepaid the loans under the Term Loan Facility on or prior to February 28, 2021 in an amount that results in the aggregate outstanding principal amount of loans under the Term Loan Facility being equal to or less than the sum of (A) $200.0 million minus (B) any mandatory prepayments of the principal amount of loans under the Term Loan Facility or amortization payments made prior to February 28, 2021, 2.25% and(b) thereafter, either (1) if Holdings has consummated an IPO the net cash proceeds of which have been used to repay the principal amount of the loans under the Term Loan Facility in an amount no less than $70.0 million, 4.75% or (2) otherwise, 5.00%; or (ii) a eurocurrency rate plus an applicable margin equal to (a) on and after December 30, 2020 until the later of either (1) February 28, 2021 or (2) December 31, 2022 so long as Holdings has prepaid the loans under the Term Loan Facility on or prior to February 28, 2021 in an amount that results in the aggregate outstanding principal amount of loans under the Term Loan Facility being equal to or less than the sum of (A) $200.0 million minus (B) any mandatory prepayments of the principal amount of loans under the Term Loan Facility or amortization payments made prior to February 28, 2021, 3.25% and (b) thereafter, either (1) if Holdings has consummated an IPO the net cash proceeds of which have been used to repay the principal amount of the loans under the Term Loan Facility in an amount no less than $70.0 million, 5.75% or (2) otherwise, 6.00%.

The interest rates applicable to the loans under the Revolving Credit Facility (3.75% at December 31, 2021) are based on a rate of interest determined by reference to either (i) a base rate plus an applicable margin equal to 2.25% or (ii) a eurocurrency rate plus an applicable margin equal to 3.25%.

Shoals Technologies Group, Inc.
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

Notwithstanding anything to the contrary in the preceding paragraph, in the event that, on or after December 30, 2020 but prior to February 28, 2021, Shoals Holdings made any prepayment (including with respect to any acceleration) of any loans under the Term Loan Facility, Holdings would pay a premium on such prepayments made up to $150.0 million of the principal amount of such loans prepaid in an amount equal to 7.50% multiplied by the principal amount of such loans prepaid, which, if applicable, would be in lieu of any applicable prepayment premium set forth in the preceding paragraph or in the paragraph below; provided that no amortization payments or mandatory prepayments required under the Senior Secured Credit Agreement shall be subject to the prepayment premium set forth in this paragraph. On January 29, 2021, the Company used proceeds from the IPO to repay $150.0 million of outstanding borrowings under the Term Loan Facility resulting in a prepayment premium of $11.3 million.

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

Shoals Technologies Group, Inc.
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

As of December 31, 2021, the Company was in compliance with all the required covenants.

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

9.    EPS

Basic EPS of Class A Common Stock is computed by dividing net income attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS of Class A Common Stock is computed similarly to basic EPS except the weighted average shares outstanding are increased to include additional shares from the exchange of Class B Common Stock under the if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted stock units are considered common stock equivalents for this purpose.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
All earnings prior to and up to January 26, 2021, the date of the IPO, were entirely allocable to non-controlling interest and, as a result, EPS information is not applicable for reporting periods prior to this date. Consequently, only the net income allocable to Shoals Technologies Group, Inc. from the period subsequent to January 26, 2021 is included in the net income attributable to the stockholders of Class A Common Stock for the period ended December 31, 2021. Basic and diluted EPS of Class A Common Stock from January 27, 2021 to December 31, 2021 have been computed as follows (in thousands, except per share amounts):

Period from January 27, 2021 to December 31, 2021
Numerator:
Net loss attributable to Shoals Technologies Group, Inc. - basic	$(327)
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B common stock	—
Net loss attributable to Shoals Technologies Group, Inc. - diluted	$(327)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	99,269
Effect of dilutive securities:
Restricted Stock Units	—
Class B Common Stock	—
Weighted average shares of Class A common stock outstanding - diluted	99,269

Loss per share of Class A common stock - basic	$0.00
Loss per share of Class A common stock - diluted	$0.00

For the year ended December 31, 2021 the reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B common stock has been excluded along with the dilutive effect of the restricted stock units and Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive as it was antidilutive.

10.    Equity-Based Compensation

2021 Long-term Incentive Plan

On January 26, 2021, the Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.

Since January 26, 2021, the Company has granted 1,701,306 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs have grant date fair values ranging from $21.50 to $34.60 per unit and generally vest ratably over either 4 years or 3 years, except for some of the director grants which immediately vested or vest over 1 year. There were a limited number of awards with immediate vesting.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the RSUs activity for the year ended December 31, 2021:

	RSUs	Weighted Average Price
Outstanding at beginning of period	—	$—
Granted	1,701,306	$27.61
Forfeited	(23,738)	$29.46
Vested	(44,724)	$28.60
Outstanding at end of period	1,632,844	$27.55

For the year ended December 31, 2021, the Company recognized $11.3 million in equity-based compensation. As of December 31, 2021, the Company had $36.8 million of unrecognized compensation costs which is expected to be recognized over a period of 3.0 years.

Pre-IPO Class C Units
The Company accounted for equity grants to employees (Class C units) as equity-based compensation. The Class C units contained vesting provisions as defined in the agreement. Vested units did not forfeit upon termination and represented a residual interest in the Company. Equity-based compensation cost was measured at the grant date fair value and was recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to members’ equity (deficit). However, the amount of equity-based compensation at any date was at least equal to the portion of the grant date value of the award that was vested.

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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
12.    Non-Controlling Interests

On January 26, 2021, the Company used net proceeds from the IPO to purchase 6,315,790 LLC Interests from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent. On July 16, 2021, the Company used new proceeds from the follow-on offering to purchase 10,402,056 LLC Interests from our founder and other LLC Interest holders of Shoals Parent. On December 7, 2021, the Company exchanged 7,870,042 of Class A common stock for 7,870,042 LLC Interests and Class B common stock. As of December 31, 2021, the Company owned 67.16% of Shoals Parent.

The following table summarizes the effects of the changes in ownership in Shoals Parent on equity (in thousands):

Period from January 27, 2021 to December 31, 2021
Net income attributable to non-controlling interest	$1,596
Transfers to non-controlling interests
Decrease as a result of the Organizational Transactions	(88,644)
Increase as a result of newly issued LLC Interests in IPO	70,976
Increase as a result of activity under stock compensation plan	3,618
Decrease from distributions to non-controlling interest	(4,837)
Increase from reallocation of non-controlling interest	7,240
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$(10,051)

Issuance of Additional LLC Interests
Under the LLC Agreement, the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A Common Stock. Other than as it relates to the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A Common Stock. During the year ended December 31, 2021, the Company caused Shoals Parent to issue to the Company a total of 6,315,790 LLC Interests in connection with the issuance of Class A common stock in the IPO, 10,402,086 LLC Interests in connection with the issuance of Class A common stock in the follow-on offering, 209,437 LLC Interests in connection with the acquisition of ConnectPV and 40,665 LLC Interests for the vesting of awards granted under the Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan.

Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent is required to distribute cash, to the extent that

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
Shoals Parent has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the year ended December 31, 2021, tax distributions to non-controlling LLC Interests holders was $4.8 million.

Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.

13.    Commitments and Contingencies

Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of December 31, 2021, the maximum potential payment obligation with regard to surety bonds was $21.8 million.

Employee Benefit Plan
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. Effective January 1, 2021 the Company began making matching contributions to the plan and may also provide discretionary contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan. For the year ended December 31, 2021, the Company made matching contributions totaling $0.2 million.

Leases
Future minimum lease payments under non-cancellable operating leases as of December 31, 2021 are as follows (in thousands):

For the Year Ended December 31,	Total
2022	$489
2023	499
2024	200
2025	58
2026	6
$1,252

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Rent expense for the year ended December 31, 2021 totaled $0.4 million. Prior to 2021 rent expense was not material to the consolidated financial statements.

14.    Income Taxes

Upon the completion of the IPO and Organizational Transactions, the Company is taxed as a subchapter C corporation for U.S. federal and state income tax purposes. The Company’s sole material asset is Shoals Parent, which is a limited liability company that is taxed as a partnership for US federal and certain state and local income tax purposes. Shoals Parent’s net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns.

The components of income before income taxes are as follows (in thousands):

Year Ended December 31, 2021
Domestic	$4,030
Foreign	—
Income before income taxes	$4,030

The components of income tax expense are as follows (in thousands):

Year Ended December 31, 2021
Current income taxes:
Federal	$—
State	631
Foreign	—
Total current income taxes	631
Deferred income taxes:
Federal	397
State	(1,873)
Foreign	—
Total deferred income taxes	(1,476)
Other tax expense	931
Income tax expense	$86

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements
The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense are summarized as follows (in thousands):

Year Ended December 31, 2021
U.S. federal income taxes at statutory rate	$846
State and local income tax net of federal benefit	(1,380)
Permanent tax adjustments	342
Pre-IPO income	(562)
Non-controlling interest	(342)
Remeasurement of TRA	349
Remeasurement of deferred taxes	(1,939)
Research and development credit	(77)
Uncertain tax positions	789
Change in valuation allowance	1,983
Other	77
Income tax expense	$86

The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The primary factors impacting the effective tax rate are the allocation of income taxes to the noncontrolling interest, remeasurement of deferreds due to tax rate changes, state taxes and changes in our valuation allowance.

The components of the deferred tax assets and liabilities are as follows (in thousands):

December 31, 2021
Investment in partnership	$161,078
Tax receivable agreement	13,014
Net operating loss	3,772
Other	1,077
Total deferred income taxes	178,941
Valuation allowance	(1,983)
Net deferred tax asset	$176,958

As of December 31, 2021, the Company has $8.1 million and $32.2 million federal and state net operating loss carryforwards, respectively. If not utilized, $8.1 million of the federal net operating loss can be carried forward indefinitely. If not utilized, $0.8 million of the state net operating loss can be carried forward indefinitely and the remainder will expire between 2036-2041.

Quarterly, the Company considers whether it is more-likely-than-not that the deferred tax assets will be realized based available positive and negative evidence. As of December 31, 2021, a valuation allowance of $2.0 million has been recorded to recognize only the portion of deferred tax asset that is more likely than not to be realized.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Uncertain Tax Positions
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. As of December 31, 2021, the Company has recorded $0.9 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties as follows (in thousands):

Year Ended December 31, 2021
Beginning Balance	$—
Gross increases - tax positions in prior period	604
Gross decreases - tax positions in prior period	—
Gross increases - tax positions in current period	—
Settlement	—
Lapse of statute of limitations	—
Ending balance	$604

We do not expect a significant change in our uncertain tax benefits in the next twelve months.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are generally subject to examination by U.S. federal and state taxing authorities for years beginning after 2017.

15. Payable Pursuant to the Tax Receivable Agreement
The Company has a TRA with the TRA Owners that provides for the payment by the Company to the TRA Owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company actually realizes or is deemed to realize as a result of (i) the Company’s allocable share of existing tax basis acquired in connection with the Organizational Transactions (including Blocker’s share of existing tax basis) and increases to such allocable share of existing tax basis, (ii) certain increases in the tax basis of assets of Shoals Parent and its subsidiaries resulting from purchases or exchanges of LLC Interests, and (iii) certain other tax benefits related to the Company entering into the TRA, including those attributable to payments made under the TRA. These contractual payment obligations are obligations of the Company and not of Shoals Parent. The Company's payable pursuant to the TRA was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

For purposes of the TRA, the benefit deemed realized by the Company is computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Shoals Parent as a result of the purchases or exchanges, and had the Company not entered into the TRA.

The following table reflects the changes to the Company's payable pursuant to the tax receivable agreement (in thousands):

Year Ended December 31, 2021
Beginning balance	$—
Additions to TRA:
IPO exchange of LLC Interests for Class A Common Stock from founder	27,759
Merger of Shoals investment CTB	14,418
Follow-on offering exchange of LLC Interests for Class A common stock	62,025
December exchange of LLC Interest for Class A common stock	50,509
Adjustment for change in estimated tax rate	1,663
Payments under TRA	—
156,374
Less current portion under TRA	—
Ending balance	$156,374

The TRA further provides that, upon certain mergers, asset sales or other forms of business combinations or other changes of control, or if the Company materially breaches any of its material obligations under the TRA, the Company (or its successor) would owe to the TRA Owners a lump-sum payment equal to the present value of all forecasted future payments that would have otherwise been made under the TRA that would be based on certain assumptions, including a deemed exchange of LLC Interests and that the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax basis and other tax benefits related to entering into the TRA. The Company also is entitled to terminate the TRA, which, if terminated, would obligate the Company to make early termination payments to the TRA Owners.

When estimating the expected tax rate to use in order to determine the tax benefit expected to be recognized from the Company’s increased tax basis as a result of exchanges of LLC Interests by the TRA Owners, the Company continuously monitors changes in its overall tax posture, including changes resulting from new legislation and changes as a result of new jurisdictions in which the Company is subject to tax.

As of December 31, 2021, the Company recorded deferred tax assets of $184.0 million associated with basis differences in assets upon acquiring an interest in Shoals Parent and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. These basis differences are included in the overall partnership basis differences disclosed in Note 14. The aggregate payable pursuant to the tax receivable agreement represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the TRA, the next annual payment is anticipated on February 20, 2023, approximately 125 days after filing the federal tax return.

16.    Revenue by Product

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
The following table presents the Company’s revenue disaggregated by system solutions and solar components which are recorded over time as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
System solutions	$155,818	$116,720	$74,207
Solar components	57,394	58,798	70,289
Total revenue	$213,212	$175,518	$144,496

17. Related Party Transactions

Affiliated Customer under Common Control
On November 11, 2020, a customer of the Company became an affiliate based upon common control. During the period November 11, 2020 to December 31, 2020, the Company fulfilled the terms of the existing contracts with the customer which resulted in $0.3 million in revenue. At December 31, 2020, the Company had outstanding accounts receivable totaling $3.0 million, which was collected in 2021. For the year ended December 31, 2020, the Company recognized revenue with this customer of $16.6 million.