Form 10-Q
period 2022-03-31
Shoals Technologies Group, Inc.
filed 2022-05-17
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, the registrant had $112,403,425 shares of Class A common stock and 54,794,479 shares of Class B common stock issued and outstanding.

i

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report with the understanding that a number of factors could cause actual results to differ materially from those indicated forward-looking statements in this report, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Some of the key factors that could cause actual results to differ from our expectations include the following:
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
•acquisitions, joint ventures and/or investments, including our most recent acquisition of ConnectPV, and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock;
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

•changes in the United States trade environment, including the imposition of import tariffs and antidumping and countervailing duties, could adversely affect the amount or timing of our revenue, results of operations or cash flows;
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
•future sales of our Class A common stock, or the perception that such sales may occur, could depress our Class A common stock price; and
•if we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business
v

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$2,534	$5,006
Accounts receivable, net	56,887	31,499
Unbilled receivables	16,149	13,533
Inventory, net	49,479	38,368
Other current assets	12,651	5,042
Total Current Assets	137,700	93,448
Property, plant and equipment, net	16,032	15,574
Goodwill	69,436	69,436
Other intangible assets, net	62,966	65,236
Deferred tax assets	175,539	176,958
Other assets	12,799	5,762
Total Assets	$474,472	$426,414

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$17,879	$19,985
Accrued expenses	14,764	9,569
Current portion of payable pursuant to the tax receivable agreement	4,065	—
Long-term debt—current portion	2,000	2,000
Total Current Liabilities	38,708	31,554
Revolving line of credit	90,140	55,140
Long-term debt, less current portion	189,689	189,913
Payable pursuant to the tax receivable agreement, less current portion	152,309	156,374
Other long-term liabilities	5,074	931
Total Liabilities	475,920	433,912
Commitments and Contingencies (Note 14)
Stockholders’ Deficit
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 112,358,397 and 112,049,981 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; 54,794,479 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	98,376	95,684
Accumulated deficit	(90,493)	(93,133)
Total stockholders’ equity attributable to Shoals Technologies Group, Inc.	7,885	2,553
Non-controlling interests	(9,333)	(10,051)
Total stockholders' deficit	(1,448)	(7,498)
Total Liabilities and Stockholders’ Deficit	$474,472	$426,414

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$67,976	$45,604
Cost of revenue	41,684	26,830
Gross profit	26,292	18,774
Operating Expenses
General and administrative expenses	13,919	6,816
Depreciation and amortization	2,366	2,068
Total Operating Expenses	16,285	8,884
Income from Operations	10,007	9,890
Interest expense, net	(3,836)	(3,709)
Loss on debt repayment	—	(15,990)
Income (loss) before income taxes	6,171	(9,809)
Income tax (expense) benefit	(1,522)	1,475
Net income (loss)	4,649	(8,334)
Less: net income (loss) attributable to non-controlling interests	2,009	(5,475)
Net income (loss) attributable to Shoals Technologies Group, Inc.	$2,640	$(2,859)

	Three Months Ended March 31, 2022	Period from January 27, 2021 to March 31, 2021
Earnings (loss) per share of Class A common stock:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)
Weighted average shares of Class A common stock outstanding:
Basic	112,211	93,540
Diluted	112,240	93,540

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(in thousands, except shares)

For the three months ended March 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	112,049,981	$1	54,794,479	$1	$95,684	$(93,133)	$(10,051)	$(7,498)
Equity-based compensation	—	—	—	—	5,636	—	—	5,636
Activity under stock compensation plan	—	—	—	—	(2,944)	—	1,647	(1,297)
Vesting of restricted share units	308,416	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(2,938)	(2,938)
Net income	—	—	—	—	—	2,640	2,009	4,649
Balance at March 31, 2022	112,358,397	$1	54,794,479	$1	$98,376	$(90,493)	$(9,333)	$(1,448)

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (continued)
(in thousands, except shares)
For the three months ended March 31, 2021

	Members’ Deficit	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Members'/Stockholders’ Deficit

		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$(184,123)	—	$—	—	$—	$—	$—	$—	$(184,123)
Net income prior to the Organizational Transactions	2,675	—	—	—	—	—	—	—	2,675
Effect of Organizational Transactions	181,448	81,977,751	1	78,300,817	1	—	(92,806)	(88,644)	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions and offering costs	—	11,550,000	—	(5,234,210)	—	70,188	—	70,976	141,164
Net loss subsequent to the Organizational Transactions	—	—	—	—	—	—	(5,534)	(5,475)	(11,009)
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	—	—	—	1,392	—	—	1,392
Activity under stock compensation plan	—	11,941	—	—	—	(687)	—	550	(137)
Deferred tax adjustment related to Tax Receivable Agreement	—	—	—	—	—	7,180	—	—	7,180
Balance at March 31, 2021	$—	93,539,692	$1	73,066,607	$1	$78,073	$(98,340)	$(22,593)	$(42,858)

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$4,649	$(8,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,694	2,401
Amortization/write off of deferred financing costs	276	5,110
Equity-based compensation	3,831	1,392
Deferred taxes	1,419	557
Gain on sale of assets	—	61
Changes in assets and liabilities:
Accounts receivable	(25,388)	(1,134)
Unbilled receivables	(2,616)	(6,201)
Inventory	(11,111)	(5,971)
Other assets	(3,421)	(3,465)
Accounts payable	(2,106)	(1,693)
Accrued expenses	5,914	(502)
Net Cash Used in Operating Activities	(25,859)	(17,779)
Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(882)	(863)
Net Cash Used in Investing Activities	(882)	(863)
Cash Flows from Financing Activities
Distributions to non-controlling interest	(2,938)	—
Employee withholding taxes related to net settled equity awards	(1,297)	(137)
Deferred financing costs	—	(94)
Payments on term loan facility	(500)	(150,875)
Proceeds from revolving credit facility	35,000	19,000
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	278,833
Purchase of LLC Interests with proceeds from IPO	—	(124,312)
Deferred offering costs	—	(9,619)
Net Cash Provided By Financing Activities	30,265	12,796
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,524	(5,846)
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	9,557	10,073
Cash, Cash Equivalents and Restricted Cash—End of Period	$13,081	$4,227

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flows Information:
Cash paid for interest	$2,710	$2,209
Cash paid for taxes	$37	$—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$—	$3,738
Establishment of deferred tax assets	$—	$49,049
Establishment of amounts payable pursuant to tax receivable agreement	$—	$41,692
Capital contribution related to tax receivable agreement	$—	$7,357
Income tax receivable from merger due to former owner	$—	$3,069
Accrued equity-based compensation	$1,805	$—

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

Shoals Parent is a Delaware limited liability company formed on May 9, 2017. The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components related to solar fields selling to customers across the United States and internationally. Shoals Parent, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Intermediate”) and Shoals Holdings LLC (“Holdings”) owns five other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC, and Shoals Structures, LLC (collectively “Shoals”). Shoals Parent acquired Shoals on May 25, 2017.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Non-controlling Interest
The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Shoals Parent, held by the Continuing Equity Owners. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2022, the non-controlling interest was 32.78%.

Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the statements of operations, stockholders’ deficit and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s 2021 Form 10-K.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue recognition, allowance for doubtful accounts, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets, reserve for excess and obsolete inventory, payable pursuant to the tax receivable agreement, and valuation allowance on deferred tax assets.

Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Restricted cash is restricted as to withdrawal or use. Tax distributions paid by Shoals Parent to the Company are restricted under the LLC Agreement for future payments under the tax receivable agreement and totaled $10.5 million and $4.6 million as of March 31, 2022 and December 31, 2021, respectively.

A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet is as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$2,534	$5,006
Restricted cash included in other current asset	4,222	—
Restricted cash included in other assets	6,325	4,551
Total cash, cash equivalents and restricted cash	$13,081	$9,557

Impact of COVID-19 Pandemic
The global health crisis caused by the novel coronavirus COVID-19 pandemic and its variants have, and may continue, to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence.

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

The impact of COVID-19 and its emerging variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the vaccines and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business, including, but not limited to, component shortages, disruptions in transportation or other supply chain related constraints.

Customer Concentrations

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company had the following revenue concentrations representing 10% or more of revenue for the three months ended March 31, 2022 and 2021 and related accounts receivable concentrations as of March 31, 2022 and December 31, 2021:

	2022		2021
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	16.4%	17.5%	18.2%	31.7%
Customer B	12.2%	14.1%	5.3%	23.7%
Customer C	10.5%	11.4%	—%	—%
Customer D	10.0%	8.2%	—%	—%
Customer E	7.9%	2.3%	16.4%	4.6%
Customer F	0.6%	1.0%	14.2%	0.8%

Recent Accounting Pronouncements
Adopted
On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases”. Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the consolidated balance sheets for most leases and provide enhanced disclosures. For companies that are not emerging growth companies (“EGCs”), the ASU was effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted the new standard using the modified retrospective method by recording a right-of-use asset of $1.2 million, short-term portion of lease liabilities of $0.4 million and long-term portion of lease liabilities of $0.8 million as of the effective date. Prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The adoption did not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. See Note 13 - Leases for further information and disclosures related to the adoption of this standard.

Not Yet Adopted
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its financial statements and its limited history of bad debt expense relating to trade accounts receivable.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires that contract assets and contract liabilities acquired in a business combination be recognized and measured in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We are currently evaluating the impact of the new standard on our financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Three Months Ended March 31, 2021
Revenue	$51,593
Net loss	$8,389

4.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$57,379	$32,015
Less: allowance for doubtful accounts	(492)	(516)
Accounts receivable, net	$56,887	$31,499

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Inventory

Inventory consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$50,376	$39,265
Allowance for slow-moving inventory	(897)	(897)
Inventory, net	$49,479	$38,368

6.    Property, Plant and Equipment

Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		March 31, 2022	December 31, 2021
Land	N/A	$840	$840
Building and land improvements	5-40	8,630	7,801
Machinery and equipment	3-5	10,908	10,693
Furniture and fixtures	3-7	1,614	1,775
Vehicles	5	65	65
		22,057	21,174
Less: accumulated depreciation		(6,025)	(5,600)
Property, plant and equipment, net		$16,032	$15,574

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.4 million, respectively. During the three months ended March 31, 2022 and 2021, $0.3 million and $0.3 million, respectively, of depreciation expense was allocated to cost of revenue. During the three months ended March 31, 2022 and 2021, $0.1 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.

7.    Goodwill and Other Intangible Assets

Goodwill
Goodwill relates to the acquisition of Shoals and ConnectPV. As of March 31, 2022 and December 31, 2021, goodwill totaled $69.4 million. Changes in the carrying amount of goodwill during the three months ended March 31, 2022 are shown below (in thousands):

Goodwill
Beginning Balance	$69,436
Adjustments to fair value of acquisition of ConnectPV	—
Ending Balance	$69,436

Other Intangible Assets

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2022	December 31, 2021
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		19,702	18,629
Developed technology		12,864	12,199
Trade names		4,385	4,103
Backlog		350	200
Noncompete agreements		1,933	1,833
Total accumulated amortization		39,234	36,964
Total amortizable intangibles, net		$62,966	$65,236

Amortization expense related to intangible assets amounted to $2.3 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

8.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Term Loan Facility	$196,750	$197,250
Revolving Credit Facility	90,140	55,140
Less: deferred financing costs	(5,061)	(5,337)
Total debt, net of deferred financing costs	281,829	247,053
Less: current portion	(2,000)	(2,000)
Long-term debt, net current portion	$279,829	$245,053

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

As of March 31, 2022, interest rates on the Term Loan facility and the Revolving credit facility were 4.25% and 3.75%, respectively and the Company had $9.9 million of availability under the Revolving Credit Facility.

On May 2, 2022, Shoals Holdings entered into an amendment to the Senior Secured Credit Agreement in order to increase the amount available for borrowing under the Revolving Credit Facility from $100.0 million to $150.0 million. The amendment also set forth SOFR as the benchmark rate to succeed LIBOR and amended the financial covenant such that, commencing with the first day of the first full fiscal quarter following the amendment effective date, Shoals Holdings shall not permit its Consolidated First Lien Secured Leverage Ratio (as defined in the Senior Secured Credit Agreement) to exceed 6.50:1.00.

The Senior Secured Credit Agreement contains affirmative and negative covenants, including covenants that restrict the Company’s incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control. As of March 31, 2022, the Company was in compliance with all the required covenants.

9.    Earnings per Share ("EPS")

Basic EPS of Class A Common Stock is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS of Class A Common Stock is computed similarly to basic EPS except the weighted average shares outstanding are increased to include additional shares from the exchange of Class B Common Stock under the if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted stock units are considered common stock equivalents for this purpose.

All earnings prior to and up to January 26, 2021, the date of the IPO, were entirely allocable to non-controlling interest and, as a result, EPS information is not applicable for reporting periods prior to this date. Consequently, only the net income allocable to Shoals Technologies Group, Inc. from the period subsequent to January 26, 2021 is included in the net loss attributable to the stockholders of Class A Common Stock for the period ended March 31, 2021.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Basic and diluted EPS of Class A Common Stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2022	Period from January 27, 2021 to March 31, 2021
Numerator:
Net income (loss) attributable to Shoals Technologies Group, Inc. - basic	$2,640	$(11,009)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed conversion of Class B common stock	—	(5,475)
Net income (loss) attributable to Shoals Technologies Group, Inc. - diluted	$2,640	$(5,534)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	112,211	93,540
Effect of dilutive securities:
Restricted Stock Units	29	—
Class B Common Stock	—	—
Weighted average shares of Class A common stock outstanding - diluted	112,240	93,540

Earnings (loss) per share of Class A common stock - basic	$0.02	$(0.06)
Earnings (loss) per share of Class A common stock - diluted	$0.02	$(0.06)

For the period from January 27, 2021 to March 31, 2021 and the three months ended March 31, 2022, the reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B common stock has been excluded along with the dilutive effect of the restricted stock units for the period January 27, 2021 to March 31, 2021 and Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive as it was antidilutive.

10.    Equity-Based Compensation

2021 Long-term Incentive Plan

On January 26, 2021, the Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.

During 2021 and 2022, the Company has granted 1,701,306 and 117,408 restricted stock units (“RSUs") to certain employees, officers and directors of the Company, respectively. The RSUs have grant date fair values ranging from $12.00 to $34.60 per unit and generally vest ratably over either 4 years or 3 years, except for some of the director grants which immediately vested or vest over 1 year. There were a limited number of awards with immediate vesting.

Activity under the 2021 Incentive Plan was as follows:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2021	1,632,844	$27.58
Granted	117,408	$15.37
Forfeited	(4,181)	$30.43
Vested	(392,714)	$23.79
Outstanding, March 31, 2022	1,353,357	$27.58

For the three months ended March 31, 2022 and 2021, the Company recognized $3.8 million and $1.4 million, respectively in equity-based compensation. As of March 31, 2022, the Company had $32.8 million of unrecognized compensation costs which is expected to be recognized over a period of 2.75 years.

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

12.    Non-Controlling Interests

As of March 31, 2022, the Company owned 67.22% of Shoals Parent. The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

	Three Months Ended March 31, 2022	Period from January 27, 2021 to March 31, 2021
Net income (loss) attributable to non-controlling interest	$2,009	$(5,475)
Transfers to non-controlling interests
Decrease as a result of the Organizational Transactions	—	(88,644)
Increase as a result of newly issued LLC Interests in IPO	—	70,976
Increase as a result of activity under stock compensation plan	1,647	550
Decrease from distributions to non-controlling interest	(2,938)	—
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$718	$(22,593)

Issuance of Additional LLC Interests
Under the LLC Agreement, the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A Common Stock. Other than as it relates to the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause Shoals

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Parent to issue a number of LLC Interests equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A Common Stock. During the three months ended March 31, 2022, the Company caused Shoals Parent to issue to the Company a total of 308,416 LLC Interests for the vesting of awards granted under the Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan.

Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent is required to distribute cash, to the extent that Shoals Parent has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the three months ended March 31, 2022, tax distributions to non-controlling LLC Interests holders was $2.9 million.

Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.

13.    Leases

Effective January 1, 2021, the Company adopted ASC 842 Leases using the modified retrospective approach. The Company elected the use of the package of practical expedients permitted under the transition guidance which allows the Company not to reassess whether a contract contains a lease, carry forward the historical lease classification and not reassess initial direct lease costs. The Company also elected to apply the short-term measurement and recognition exemption in which the right-of-use (“ROU”) assets and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in recording of net operating lease ROU assets and corresponding operating lease liabilities of $1.2 million and $1.2 million, respectively. The standard did not materially affect the condensed consolidated statements of income and had no impact on the condensed consolidated statements of cash flows.

The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

	(*)	March 31, 2022
ROU Asset	Other assets	$4,993

Lease liability, current portion	Accrued expenses	$1,062
Lease liability, long-term portion	Other long-term liabilities	4,097
Total lease liability		$5,159
(*) Location on the condensed consolidated balance sheet

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company determines if an arrangement is a lease at its inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company’s leases generally do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.

Operating lease arrangements are comprised primarily of real estate and equipment agreements for which the right-of-use assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued liabilities or other long-term liabilities in the condensed consolidated balance sheets. The Company also elected to apply the practical expedient to consider non-lease components as a part of the lease. The Company's leases contain certain non-lease components for common area maintenance which are variable on a month to month basis and as such recorded as a variable lease expense as incurred.

The details of the Company’s operating leases are as follows (in thousands):

Three Months Ended
March 31, 2022
Operating lease expense	$280
Variable lease expense	31
Short-term lease expense	143
Total lease expense	$454

The following table presents the maturities of lease liabilities (in thousands):

Fiscal year ending December 31,	Operating Leases
2022	$976
2023	1,339
2024	1,264
2025	960
2026	952
Thereafter	246
Total lease payments	5,737
Less: Imputed lease interest	(578)
Total lease liabilities	$5,159

The following table represents future minimum lease obligations under non-cancelable operating leases (in thousands):

Fiscal year ending December 31,	Operating Leases
2022	$489

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2023	499
2024	200
2025	58
2026	6
Total	$1,252

The Company’s weighted-average remaining lease-term and weighted-average discount rate are as follows (in thousands):

Three Months Ended
March 31, 2022
Weighted average remaining lease-term	4.5 years
Weighted average discount rate	4.5%

Supplemental cash flow and other information related to operating leases are as follows:

Three Months Ended
March 31, 2022
Operating cash flows from operating leases	$288
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets as of January 1, 2022	$1,239
Lease liabilities arising from obtaining right-of-use assets during Q1 2022	$3,990

14.    Commitments and Contingencies

Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of March 31, 2022, the maximum potential payment obligation with regard to surety bonds was $11.4 million.

Employee Benefit Plan
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. Effective January 1, 2021 the Company began making matching contributions to the plan and may also provide discretionary contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan. For the three months ended March 31, 2022 and 2021, the Company made matching contributions totaling $0.2 million and $0.1 million, respectively.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

15.    Income Taxes

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

Shoals Parent is subject to and reports an entity level tax in various states. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. Our effective income tax rate for the three months ended March 31, 2022, and March 31, 2021, was 24.7% and 15.1% respectively.

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

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. As of the quarter ended March 31, 2022, the Company has recorded $0.9 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

16. Payable Pursuant to the Tax Receivable Agreement

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company has a TRA with the TRA Owners that provides for the payment by the Company to the TRA Owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company actually realizes or is deemed to realize as a result of (i) the Company’s allocable share of existing tax basis acquired in connection with the Organizational Transactions (including Blocker’s share of existing tax basis) and increases to such allocable share of existing tax basis, (ii) certain increases in the tax basis of assets of Shoals Parent and its subsidiaries resulting from purchases or exchanges of LLC Interests, and (iii) certain other tax benefits related to the Company entering into the TRA, including those attributable to payments made under the TRA. These contractual payment obligations are obligations of the Company and not of Shoals Parent. The Company’s payable pursuant to the TRA was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable.

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

The following table reflects the changes to the Company's payable pursuant to the tax receivable agreement (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$156,374	$—
Additions to TRA:
IPO exchange of LLC Interests for Class A Common Stock from founder	—	28,202
Merger of Shoals investment CTB	—	13,490
Adjustment for change in estimated tax rate	—	—
Payments under TRA	—	—
Payable pursuant to TRA	156,374	41,692
Less: current portion	(4,065)	—
Payable pursuant to TRA, less current portion	$152,309	$41,692

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has recorded deferred tax assets of $184.0 million since our IPO associated with basis differences in the net assets of Shoals Parent and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate payable pursuant to the tax receivable agreement represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the TRA, the next annual payment is anticipated on February 20, 2023, approximately 125 days after filing the federal tax return.

17.    Revenue by Product

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

The following table presents the Company’s revenue disaggregated by system solutions and solar components which are recorded over time as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
System solutions	$46,829	$33,369
Solar components	21,147	12,235
Total revenue	$67,976	$45,604

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of our 2021 Form 10-K and this Form 10-Q captioned “Forward-Looking Statements” and “Risk Factors”.

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

We derived approximately 69% of our revenue from the sale of system solutions for the three months ended March 31, 2022. For the same period, we derived substantially all of our revenue from customers in the U.S. We had $302.3 million of backlog and awarded orders, backlog of $150.1 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $152.1 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed, as of March 31, 2022, representing a 1% and 67% increase relative to the same date last year and December 31, 2021, respectively.

We have maintained focus on our growth strategy throughout the first quarter, including developments in converting customers to our combine-as-you-go system and developing products for the rapidly growing electric vehicle charging infrastructure market. We believe that eight of the top 10 solar EPCs as reported by Solar Power World Magazine use our combine-as-you-go system on a majority of their projects and we are currently in the process of transitioning an additional 11 EPCs and developers to our system. Additionally, we are currently launching four new product families for the EV charging market. The first is the power center which combines equipment needed to protect the charging equipment and transform voltage levels from the electric utility to those needed on the respective site. The power center provides an efficient, cost effective and aesthetically focused option versus traditional methods. The second offering focuses on quick connect solutions for chargers made by any manufacturer and any power level to connect to the Shoals system. The quick connect bases dramatically reduce the time required on site for a deployment and reduce the amount of labor required in the field. The third offering uses our Big Lead Assembly (“BLA”) technology in the EV space to connect multiple chargers to a single power center. This solution eliminates the need for homeruns from each dispenser and is above ground rated which allows wire to be run above ground rather than in underground conduit. The fourth offering is a raceway system that protects the above ground EV BLAs in walk over and drive over applications. The raceway system coupled with the EV BLA deploys much more rapidly and cost effectively than traditional methods of deployment. We introduced these first four offerings in the fourth quarter of 2021 and received our first orders for deployments. Testing and certification of the offerings and overall solution are underway and progressing.

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

Organizational Transactions
See Note 1 to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO.

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

Shoals Technologies Group, Inc Ownership in Shoals Parent
As of March 31, 2022, the Company owned 67.22% of Shoals Parent. The Continuing Equity Owners owned the remaining 32.78% of Shoals Parent.

Impact of COVID-19
The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, variants of COVID-19 continue to emerge, the impact of which cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the COVID-19 vaccines against COVID-19 variants along with the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

In 2022 and 2021, COVID-19 impacted our business in the following ways:
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

Cost of Revenue and Gross Profit
Cost of revenue consists primarily of product costs, including purchased materials and components, as well as costs related to shipping, customer support, product warranty, personnel and depreciation of manufacturing and testing equipment. Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including copper and aluminum; component costs, including fuses, resin, enclosures, and cable; technological innovation; economies of scale resulting in lower component costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily indirect personnel and depreciation of manufacturing and testing equipment, are not directly affected by sales volume. Gross profit may vary from year to year and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method and warranty costs.

Operating Expenses
Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 47 to 95 from March 31, 2021 to March 31, 2022, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales are currently in the U.S. We currently have a sales presence in the U.S., Australia and Spain. We intend to expand our sales presence and marketing efforts to additional countries in the future. We also expect that as a result of our IPO and anticipated departure from emerging growth status, we will continue to incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2022	2021
Revenue	$67,976	$45,604	$22,372	49%
Cost of revenue	41,684	26,830	14,854	55%
Gross profit	26,292	18,774	7,518	40%
Operating Expenses
General and administrative expenses	13,919	6,816	7,103	104%
Depreciation and amortization	2,366	2,068	298	14%
Total Operating Expenses	16,285	8,884	7,401	83%
Income from Operations	10,007	9,890	117	1%
Interest expense, net	(3,836)	(3,709)	127	3%
Loss on debt repayment	—	(15,990)	(15,990)	(100)%
Income (loss) before income taxes	6,171	(9,809)	15,980	163%
Income tax (expense) benefit	(1,522)	1,475	2,997	203%
Net income (loss)	4,649	(8,334)	12,983	156%
Less: net income (loss) attributable to non-controlling interests	2,009	(5,475)	7,484	137%
Net income (loss) attributable to Shoals Technologies Group, Inc.	$2,640	$(2,859)	$5,499	192%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue
Revenue increased by $22.4 million, or 49%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically along with our acquisition of Connect-PV. Our total number of customers increased in 2022 as compared to 2021. We believe customer recognition of the benefits of our combine-as-you-go system is resulting in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $14.9 million, or 55%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue decreased from 41.2% in 2021 to 38.7% in 2022 due to materials and logistics costs along with changes in product mix. Changes in product mix contributed to the decrease in margins as sales of system solutions for combine-as-you-go EBOS, which have higher margins than our other products, decreased as a percentage of our total revenue.

Operating Expenses
General and Administrative
General and administrative expenses increased $7.1 million, or 104%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in general and administrative expenses was primarily the result of an increase in wages and related taxes of $1.5 million due to increased head counts to support our growth and being a public company, an increase in professional fees of $2.1 million related to being a public company, an increase of $0.3 million related to insurance and more specifically our directors and officers policy following our IPO, and an increase of $1.6 million related to equity-based compensation.

Depreciation and Amortization
Depreciation and amortization expense increased by $0.3 million, or 14%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to the addition of intangibles acquired in the ConnectPV acquisition.

Interest Expense
Interest expense, net increased by $0.1 million or 3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to increased borrowings to support our growth under our Senior Secured Credit Agreement that we entered into on November 25, 2020.

Loss on Debt Repayment
Loss on debt repayment for the three months ended March 31, 2021 consisted of $11.3 million of prepayment premium and $4.7 million in write-off off a portion of the deferred financing costs related to a prepayment of $150.0 million of outstanding borrowings under the Term Loan Facility.

Income Tax Expense
Income tax expense was $1.5 million for the three months ended March 31, 2022 as compared to an income tax benefit of $1.5 million for the three months ended March 31, 2021. Our effective income tax rate for the three months ended March 31, 2022, and March 31, 2021, was 24.7% and 15.1% respectively. The 2022 rate increase is primarily due to a shortfall tax expense from the vesting of equity-based compensation and an increase in the effective state rate resulting from the acquisition of ConnectPV.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$4,649	$(8,334)
Interest expense, net	3,836	3,709
Income tax (expense) benefit	1,522	(1,475)
Depreciation expense	424	405
Amortization of intangibles	2,270	1,996
Payable pursuant to the TRA adjustment (a)	—	—
Loss on debt repayment	—	15,990
Equity-based compensation	3,831	1,392
Acquisition-related expenses	—	—
COVID-19 expenses (b)	—	55
Non-recurring and other expenses (c)	—	339
Adjusted EBITDA	$16,532	$14,077

(a) Represents an adjustment to eliminate the remeasurement of the payable pursuant to the TRA.
(b) Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees, premium pay during the pandemic to hourly workers in 2020 and direct legal costs associated with the pandemic.

(c) Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.

Reconciliation of Net Income (Loss) Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to Shoals Technologies Group, Inc.	$2,640	$(2,859)
Net income impact from pro forma conversion of Class B common stock to Class A common stock (a)	2,009	(5,475)
Adjustment to the provision for income tax (b)	(475)	1,134
Tax effected net income	4,174	(7,200)
Amortization of intangibles	2,270	1,996
Amortization of deferred financing costs	276	370
Payable pursuant to the TRA adjustment (c)	—	—
Loss on debt repayment	—	15,990
Equity-based compensation	3,831	1,392
Acquisition-related expenses	—	—
COVID-19 expenses (d)	—	55
Non-recurring and other expenses (e)	—	339
Tax impact of adjustments (f)	(1,508)	(4,171)
Adjusted Net Income	$9,043	$8,771
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

	Three Months Ended March 31,
	2022	2021
Statutory U.S. Federal income tax rate	21.0%	21.0%
Permanent adjustments	0.1%	(1.2)%
State and local taxes (net of federal benefit)	2.5%	0.9%
Effective income tax rate for Adjusted Net Income	23.6%	20.7%

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

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended March 31,
	2022	2021
Diluted weighted average shares of Class A common shares outstanding, excluding Class B common shares	112,240	93,540
Assumed pro forma conversion of Class B common shares to Class A common shares	54,794	73,067
Adjusted diluted weighted average shares outstanding	167,034	166,607

Adjusted Net Income (a)	$9,043	$8,771
Adjusted Diluted EPS	$0.05	$0.05

(a)    Represents Adjusted Net Income for the full period presented.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(25,859)	$(17,779)
Net cash used in investing activities	(882)	(863)
Net cash provided by financing activities	30,265	12,796
Net increase (decrease) in cash and cash equivalents	$3,524	$(5,846)

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

We used cash from operating activities of $25.9 million in the three months ended March 31, 2022 as compared to cash used in operating activities of $17.8 million for the three months ended March 31, 2021. As of March 31, 2022, our cash and cash equivalents were $2.5 million and we had outstanding borrowings of $286.9 million. We also had $9.9 million available for additional borrowings under our $100.0 million Revolving Credit Facility. On May 2, 2022, we increased the amount available for borrowing under the Revolving Credit Facility from $100.0 million to $150.0 million.

Operating Activities
For the three months ended March 31, 2022, cash used in operating activities was $25.9 million, primarily due to an increase of $28.0 million in receivables which mainly relate to an increase in revenue and the timing of our billings, $11.1 million in inventory as a result of increasing our raw materials inventory to support growth and reduce the likelihood of supply chain issues from our suppliers of raw materials, $3.4 million in prepaids and other assets, offset by increases of accounts payable and accrued expenses of $3.8 million, along with operating results that included $4.6 million of net income which was reduced by $8.2 million, net of non-cash expenses.

For the three months ended March 31, 2021, cash used in operating activities was $17.8 million, primarily due to operating results that included $8.3 million of net loss, and increases of $6.0 million in inventory, $7.3 million in receivables, $3.5 million in other current assets offset by decreases in accounts payable and accrued expenses of $2.2 million.

Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was $0.9 million, attributable to the purchase of property and equipment.

For the three months ended March 31, 2021, net cash used in investing activities was $0.9 million, attributable to the purchase of property and equipment.

Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities was $30.3 million, including $35.0 million in borrowings under the Revolving Credit Facility offset by $2.9 million in distributions to our non-controlling interest holders and $1.3 million in taxes related to net share settled equity awards.

For the three months ended March 31, 2021, net cash provided by financing activities was $12.8 million including $145.6 million in net proceeds from the IPO and $19.0 million in borrowings under the Revolving Credit Facility offset by $150.1 million of payments on term loan facility.

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

Debt Obligations
For a discussion of our debt obligations see Note 8 - Long-Term Debt in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q

Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of March 31, 2022, the maximum potential payment obligation with regard to surety bonds was $11.4 million.

Critical Accounting Policies and Significant Management Estimates
As of March 31, 2022, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to our market risk disclosed in our 2021 Form 10-K.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes, except as discussed below, with respect to our risk factors disclosed in our 2021 Form 10-K.

Changes in the United States trade environment, including the imposition of import tariffs, anti-dumping and countervailing duties could adversely affect the amount or timing of our revenue, results of operations or cash flows.

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

In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce, and an increase in duty rates could have an adverse impact on our operating results. In February 2022, a petitioner requested that the U.S. Department of Commerce (“USDOC”) investigate alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. On March 28, 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. As the timing and progress of many of our customers’ projects depend upon the supply of PV cells and modules, our operating results could be adversely impacted if the USDOC investigation is not resolved quickly and/or the USDOC makes negative circumvention determinations.

Tariffs and the possibility of additional tariffs in the future, including as a result of the petition pending with the USDOC regarding circumvention of antidumping and countervailing duties, have created uncertainty in the industry. If the price of solar systems in the United States increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
10.1	Engagement Letter, dated as of April 7, 2022, between Shoals Technologies Group, Inc. and Ham, Langston & Brezina, LLP	8-K	4/8/2022	10.1
10.2	Amendment No. 5 to Credit Agreement, dated as of May 2, 2022, between Shoals Holdings LLC, as Borrower, and Shoals Intermediate Holdings LLC, as Holdings, Wilmington Trust, National Association, as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Revolving Facility Administrative Agent and each L/C Issuer and lender from time to time party thereto.	8-K	5/5/2022	10.1
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 ( and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

By:	/s/ Jason Whitaker		Date:	May 16, 2022
	Name:	Jason Whitaker
	Title:	Chief Executive Officer

By:	/s/ Kevin Hubbard		Date:	May 16, 2022
	Name:	Kevin Hubbard
	Title:	Interim Chief Financial Officer