Form 10-Q
period 2022-06-30
Shoals Technologies Group, Inc.
filed 2022-08-16
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, the registrant had 112,667,006 shares of Class A common stock and 54,534,591 shares of Class B common stock issued and outstanding.

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
•we are a holding company and our principal asset is our interest in Shoals Parent and, accordingly, we are dependent upon Shoals Parent and its consolidated subsidiaries for our results of operations, cash flows and distributions;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$10,094	$5,006
Accounts receivable, net	57,827	31,499
Unbilled receivables	14,580	13,533
Inventory, net	64,961	38,368
Other current assets	8,827	5,042
Total Current Assets	156,289	93,448
Property, plant and equipment, net	16,830	15,574
Goodwill	69,941	69,436
Other intangible assets, net	60,727	65,236
Deferred tax assets	175,059	176,958
Other assets	17,771	5,762
Total Assets	$496,617	$426,414

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$24,258	$19,985
Accrued expenses and other	25,297	9,569
Current portion of payable pursuant to the tax receivable agreement	3,583	—
Long-term debt—current portion	2,000	2,000
Total Current Liabilities	55,138	31,554
Revolving line of credit	85,140	55,140
Long-term debt, less current portion	189,515	189,913
Payable pursuant to the tax receivable agreement, less current portion	153,591	156,374
Other long-term liabilities	4,793	931
Total Liabilities	488,177	433,912
Commitments and Contingencies (Note 15)
Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 112,667,006 and 112,049,981 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; 54,534,591 and 54,794,479 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	101,243	95,684
Accumulated deficit	(86,091)	(93,133)
Total stockholders’ equity attributable to Shoals Technologies Group, Inc.	15,154	2,553
Non-controlling interests	(6,714)	(10,051)
Total stockholders' equity (deficit)	8,440	(7,498)
Total Liabilities and Stockholders’ Equity (Deficit)	$496,617	$426,414

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$73,490	$59,722	$141,466	$105,326
Cost of revenue	44,897	33,543	86,581	60,373
Gross profit	28,593	26,179	54,885	44,953
Operating Expenses
General and administrative expenses	13,265	10,018	27,184	16,834
Depreciation and amortization	2,344	2,062	4,710	4,130
Total Operating Expenses	15,609	12,080	31,894	20,964
Income from Operations	12,984	14,099	22,991	23,989
Interest expense, net	(4,170)	(3,620)	(8,006)	(7,329)
Payable pursuant to the tax receivable agreement adjustment	—	(1,664)	—	(1,664)
Loss on debt repayment	—	—	—	(15,990)
Income (loss) before income taxes	8,814	8,815	14,985	(994)
Income tax benefit (expense)	(1,511)	339	(3,033)	1,814
Net income	7,303	9,154	11,952	820
Less: net income (loss) attributable to non-controlling interests	2,901	4,596	4,910	(879)
Net income attributable to Shoals Technologies Group, Inc.	$4,402	$4,558	$7,042	$1,699

	Three Months Ended June 30,		Six Months Ended June 30, 2022	Period from January 27, 2021 to June 30, 2021
	2022	2021
Earnings (loss) per share of Class A common stock:
Basic	$0.04	$0.05	$0.06	$(0.01)
Diluted	$0.04	$0.05	$0.06	$(0.01)
Weighted average shares of Class A common stock outstanding:
Basic	112,489	93,544	112,350	93,542
Diluted	112,616	166,827	112,428	93,542

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except shares)
For the three and six months ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	112,049,981	$1	54,794,479	$1	$95,684	$(93,133)	$(10,051)	$(7,498)
Equity-based compensation	—	—	—	—	5,636	—	—	5,636
Activity under equity-based compensation plan	—	—	—	—	(2,944)	—	1,647	(1,297)
Vesting of restricted share units	308,416	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(2,938)	(2,938)
Net income	—	—	—	—	—	2,640	2,009	4,649
Balance at March 31, 2022	112,358,397	1	54,794,479	1	98,376	(90,493)	(9,333)	(1,448)
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	148	—	—	148
Exchange of Class B to Class A common stock	259,888	—	(259,888)	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,065	—	—	4,065
Activity under equity-based compensation plan	—	—	—	—	(1,326)	—	1,326	—
Vesting of restricted share units	48,721	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(1,628)	(1,628)
Reallocation of non-controlling interest	—	—	—	—	(20)	—	20	—
Net income	—	—	—	—	—	4,402	2,901	7,303
Balance at June 30, 2022	112,667,006	$1	54,534,591	$1	$101,243	$(86,091)	$(6,714)	$8,440

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (continued)
(in thousands, except shares)
For the three months ended June 30, 2021

	Members’ Deficit	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Members'/Stockholders’ Deficit

		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$(184,123)	—	$—	—	$—	$—	$—	$—	$(184,123)
Net income prior to the Organizational Transactions	2,675	—	—	—	—	—	—	—	2,675
Effect of Organizational Transactions	181,448	81,977,751	1	78,300,817	1	—	(92,806)	(88,644)	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions and offering costs	—	11,550,000	—	(5,234,210)	—	70,188	—	70,976	141,164
Net loss subsequent to the Organizational Transactions	—	—	—	—	—	—	(5,534)	(5,475)	(11,009)
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	—	—	—	1,392	—	—	1,392
Activity under equity-based compensation plan	—	11,941	—	—	—	(687)	—	550	(137)
Deferred tax adjustment related to Tax Receivable Agreement	—	—	—	—	—	7,180	—	—	7,180
Balance at March 31, 2021	—	93,539,692	1	73,066,607	1	78,073	(98,340)	(22,593)	(42,858)
Net income	—	—	—	—	—	—	4,558	4,596	9,154
Equity-based compensation	—	—	—	—	—	1,955	—	—	1,955
Activity under equity-based compensation plan	—	5,872	—	—	—	(857)	—	857	—
Distributions to Non-controlling interest	—	—	—	—	—	—	—	(2,973)	(2,973)
Reallocation of non-controlling interest	—	—	—	—	—	(288)	—	288	—
Balance at June 30, 2021	$—	93,545,564	$1	73,066,607	$1	$78,883	$(93,782)	$(19,825)	$(34,722)

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$11,952	$820
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,402	4,808
Amortization/write off of deferred financing costs	684	5,415
Equity-based compensation	7,896	4,172
Provision for obsolete or slow-moving inventory	443	—
Deferred taxes	2,847	(524)
Payable pursuant to the tax receivable agreement adjustment	—	1,664
Gain on sale of assets	—	61
Changes in assets and liabilities:
Accounts receivable	(26,259)	(15,973)
Unbilled receivables	(1,047)	(3,003)
Inventory	(27,404)	(6,151)
Other assets	(2,059)	(4,631)
Accounts payable	4,060	(410)
Accrued expenses and other	16,742	(362)
Net Cash Used in Operating Activities	(6,743)	(14,114)
Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(2,149)	(1,736)
Net Cash Used in Investing Activities	(2,149)	(1,736)
Cash Flows from Financing Activities
Distributions to non-controlling interest	(4,566)	(2,973)
Employee withholding taxes related to net settled equity awards	(1,297)	(137)
Deferred financing costs	—	(94)
Payments on term loan facility	(1,000)	(151,750)
Proceeds from revolving credit facility	38,000	34,000
Repayments of revolving credit facility	(8,000)	(5,000)
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	278,833
Purchase of LLC Interests with proceeds from IPO	—	(124,312)
Deferred offering costs	—	(9,619)
Net Cash Provided By Financing Activities	23,137	18,948
Net Increase in Cash, Cash Equivalents and Restricted Cash	14,245	3,098
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	9,557	10,073
Cash, Cash Equivalents and Restricted Cash—End of Period	$23,802	$13,171

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flows Information:
Cash paid for interest	$6,127	$5,634
Cash paid for taxes	$708	$1,120
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$—	$3,736
Recording of deferred tax assets	$948	$49,049
Recording of amounts payable pursuant to tax receivable agreement	$800	$41,692
Capital contribution related to tax receivable agreement	$148	$7,178
Income tax receivable from merger due to former owner	$—	$3,069

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

Shoals Parent is a Delaware limited liability company formed on May 9, 2017. The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components for solar, battery storage and electric vehicle charging applications, selling to customers across the United States and internationally. Shoals Parent, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Intermediate”) and Shoals Holdings LLC (“Holdings”) owns five other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC, and Shoals Structures, LLC (collectively “Shoals”). Shoals Parent acquired Shoals on May 25, 2017.

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

Initial Public Offering
On January 29, 2021, the Company completed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' over-allotment option. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions of $9.9 million, which was used to purchase 6,315,790 newly-issued membership interests (“LLC Interests”) from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of $25.00 per share.

Organizational Transactions
In connection with the IPO, the Company and Shoals Parent completed a series of transactions (the "Organizational Transactions") including the following:
•the limited liability company agreement (the “LLC Agreement”) of Shoals Parent was amended and restated to, among other things, (i) provide for a new single class of LLC Interests in Shoals Parent, (ii) exchange all of the then existing membership interests of the holders of Shoals Parent membership interests for LLC Interests and (iii) appoint the Company as the sole managing member of Shoals Parent;
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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

Non-controlling Interest
The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Shoals Parent, held by the Continuing Equity Owners. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2022, the non-controlling interest was 32.62%.

Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended June 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the periods ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s 2021 Form 10-K.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue recognition, allowance for doubtful accounts, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets, allowance for slow moving inventory, payable pursuant to the tax receivable agreement (“TRA”) and valuation allowance on deferred tax assets.

Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Restricted cash is restricted as to withdrawal or use. Tax distributions paid by Shoals Parent to the Company are restricted under the LLC Agreement for future payments under the TRA and totaled $13.7 million and $4.6 million as of June 30, 2022 and December 31, 2021, respectively.

A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet is as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$10,094	$5,006
Restricted cash included in other current asset	3,583	—
Restricted cash included in other assets	10,125	4,551
Total cash, cash equivalents and restricted cash	$23,802	$9,557

Impact of COVID-19 Pandemic
The global health crisis caused by the novel coronavirus COVID-19 pandemic and its variants have, and may continue, to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence.

To date, while the Company has maintained uninterrupted business operations with normal turnaround times for its delivery of solar EBOS solutions and components, the impact of delays for other parts of customer systems has pushed some projects to future quarters. The Company has implemented wage increases along with adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing.

The impact of COVID-19 and its emerging variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of the vaccines and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business, including, but not

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
limited to, our workforce, component shortages, disruptions in transportation or other supply chain related constraints.

Customer Concentrations
The Company had the following revenue concentrations representing 10% or more of revenue for the six months ended June 30, 2022 and 2021 and related accounts receivable concentrations as of June 30, 2022 and December 31, 2021:

	2022		2021
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	12.3%	11.2%	25.5%	15.8%
Customer B	10.0%	5.0%	3.6%	1.2%
Customer C	9.7%	11.3%	6.5%	23.7%
Customer D	7.4%	2.7%	13.2%	4.6%

Recent Accounting Pronouncements
Adopted
On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840, “Leases”. Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the consolidated balance sheets for most leases and provide enhanced disclosures. For companies that are not emerging growth companies (“EGCs”), the ASU was effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted the new standard using the modified retrospective method by recording a right-of-use asset of $1.2 million, short-term portion of lease liabilities of $0.4 million and long-term portion of lease liabilities of $0.8 million as of the effective date. Prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The adoption did not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. See Note 14 - Leases for further information and disclosures related to the adoption of this standard.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The cash portion of the purchase price was funded by borrowing under our Revolving Credit Facility (as defined below). The purchase price paid has been allocated to record the acquired assets and assumed liabilities based upon their estimated fair value pending finalization of the working capital calculation with the sellers. When determining the fair values of the assets acquired and assumed liabilities, management made significant estimates, judgements and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $19.8 million was recorded. The goodwill recognized was primarily attributable to the workforce and synergies related to the Company’s EBOS solutions and components business that are expected to arise from the ConnectPV acquisition.

The following table is the balance sheet of ConnectPV as of the acquisition date, August 26, 2021, and includes the estimated fair value of the assets acquired and assumed liabilities. The estimated fair value allocated to certain property, plant and equipment, identifiable intangible assets and goodwill was determined based on a combination of market, cost and income approaches with the assistance of a third-party valuation firm (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchase Price Allocation
Cash and cash equivalents	$849
Accounts receivable	5,382
Inventory	4,273
Other current assets	1,583
Total current assets	12,087
Property, plant and equipment	438
Goodwill	19,765
Other intangible assets	1,600
Total Assets	33,890
Accounts payable	9,440
Accrued expenses	2,655
Debt	1,537
Total liabilities	13,632
Net assets acquired	$20,258

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

Six Months Ended June 30, 2021
Revenue	$117,197
Net income	$77

4.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$58,318	$32,015
Less: allowance for doubtful accounts	(491)	(516)
Accounts receivable, net	$57,827	$31,499

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Inventory

Inventory consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$66,301	$39,265
Allowance for obsolete or slow-moving inventory	(1,340)	(897)
Inventory, net	$64,961	$38,368

6.    Property, Plant and Equipment

Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		June 30, 2022	December 31, 2021
Land	N/A	$840	$840
Building and land improvements	5-40	9,070	7,801
Machinery and equipment	3-5	11,664	10,693
Furniture and fixtures	3-7	1,684	1,775
Vehicles	5	65	65
		23,323	21,174
Less: accumulated depreciation		(6,493)	(5,600)
Property, plant and equipment, net		$16,830	$15,574

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.4 million, respectively. During the three months ended June 30, 2022 and 2021, $0.4 million and $0.3 million, respectively, of depreciation expense was allocated to cost of revenue and $0.1 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.

Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.9 million and $0.8 million, respectively. During the six months ended June 30, 2022 and 2021, $0.7 million and $0.7 million, respectively, of depreciation expense was allocated to cost of revenue and $0.2 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.

7.    Goodwill and Other Intangible Assets

Goodwill
Goodwill relates to the acquisition of Shoals and ConnectPV. As of June 30, 2022 and December 31, 2021, goodwill totaled $69.9 million and $69.4 million, respectively. Changes in the carrying amount of goodwill during the six months ended June 30, 2022 are shown below (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill
Beginning Balance	$69,436
Adjustments related to finalization of working capital in the acquisition of ConnectPV	505
Ending Balance	$69,941

Other Intangible Assets
Other intangible assets consists of the following (in thousands):

	Estimated Useful Lives (Years)	June 30, 2022	December 31, 2021
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		20,777	18,629
Developed technology		13,530	12,199
Trade names		4,666	4,103
Backlog		500	200
Noncompete agreements		2,000	1,833
Total accumulated amortization		41,473	36,964
Total amortizable intangibles, net		$60,727	$65,236

Amortization expense related to intangible assets amounted to $2.2 million and $2.0 million for the three months ended June 30, 2022 and 2021 and $4.5 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively.

8.    Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$2,910	$2,882
Deferred revenue	13,871	1,841
Accrued interest	5,149	3,095
Accrued professional fees	694	548
Lease liability	1,117	—

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2022	December 31, 2021
Other accrued expenses	1,556	1,203
Total accrued expenses and other	$25,297	$9,569

9.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Term Loan Facility	$196,250	$197,250
Revolving Credit Facility	85,140	55,140
Less: deferred financing costs	(4,735)	(5,337)
Total debt, net of deferred financing costs	276,655	247,053
Less: current portion	(2,000)	(2,000)
Long-term debt, less current portion	$274,655	$245,053

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

As of June 30, 2022, interest rates on the Term Loan Facility was SOFR plus 3.25%, or 4.70%, and the Revolving Credit Facility was SOFR plus 3.25%, ranging from 4.47% to 5.41%. As of June 30, 2022, the Company had $64.9 million of availability under the Revolving Credit Facility.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Senior Secured Credit Agreement contains affirmative and negative covenants, including covenants that restrict the Company’s incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control. As of June 30, 2022, the Company was in compliance with all the required covenants.

10.    Earnings per Share ("EPS")

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

Basic and diluted EPS of Class A Common Stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30, 2022	Period from January 27, 2021 to June 30, 2021
	2022	2021
Numerator:
Net income (loss) attributable to Shoals Technologies Group, Inc. - basic	$4,402	$4,558	$7,042	$(976)
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B common stock	—	4,596	—	—
Net income (loss) attributable to Shoals Technologies Group, Inc. - diluted	$4,402	$9,154	$7,042	$(976)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	112,489	93,544	112,350	93,542
Effect of dilutive securities:
Restricted / Performance Stock Units	127	216	78	—
Class B Common Stock	—	73,067	—	—
Weighted average shares of Class A common stock outstanding - diluted	112,616	166,827	112,428	93,542

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2022	Period from January 27, 2021 to June 30, 2021
	2022	2021
Earnings (loss) per share of Class A common stock - basic	$0.04	$0.05	$0.06	$(0.01)
Earnings (loss) per share of Class A common stock - diluted	$0.04	$0.05	$0.06	$(0.01)

For the three and six months ended June 30, 2022 and the period from January 27, 2021 to June 30, 2021, the reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B common stock has been excluded along with the dilutive effect of the restricted stock units for the period from January 27, 2021 to June 30, 2021 and Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive as it was antidilutive.

11.    Equity-Based Compensation

2021 Long-term Incentive Plan
On January 26, 2021, the Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.

Restricted Stock Units
During the six months ended June 30, 2022, the Company has granted 640,736 restricted stock units (“RSUs") to certain employees, officers and directors of the Company, respectively. The RSUs have grant date fair values ranging from $10.42 to $17.23 per unit and generally vest ratably over 3 years, except for some employee and officer grants for bonuses which immediately vested.

Activity under the 2021 Incentive Plan for RSUs was as follows:

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2021	1,632,844	$27.58
Granted	640,736	$12.82
Vested	(436,357)	$24.40
Forfeited	(26,370)	$31.17
Outstanding, June 30, 2022	1,810,853	$23.05

Performance Stock Units
During the quarter ended June 30, 2022, the Company granted an aggregate of 242,907 Performance Stock Units ("PSUs") to certain executives. The PSUs cliff vest after three years upon meeting certain revenue and gross margin targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the common stock on the grant date ranging from $10.42 to $12.60 per PSUs. Based on results achieved in 2022 and the forecasted amounts over the remainder of the performance period, the Company expects the units to vest and the modifier to be achieved related to the gross margin target.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2021	—	$—
Granted	242,907	$11.41
Vested	—	$—
Forfeited	—	$—
Outstanding, June 30, 2022	242,907	$11.41

The Company recognized equity-based compensation of $4.1 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, and $7.9 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had $38.8 million of unrecognized compensation costs which is expected to be recognized over a period of 2.5 years.

12.    Stockholders' Equity (Deficit)

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

13.    Non-Controlling Interests

As of June 30, 2022, the Company owned 67.38% of Shoals Parent. The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

	Six Months Ended June 30, 2022	Period from January 27, 2021 to June 30, 2021

Net income (loss) attributable to non-controlling interest	$4,910	$(879)
Transfers to non-controlling interests
Decrease as a result of the Organizational Transactions	—	(88,644)
Increase as a result of newly issued LLC Interests in IPO	—	70,976
Increase as a result of activity under equity-based compensation plan	2,973	1,407
Decrease from tax distributions to non-controlling interest	(4,566)	(2,973)
Reallocation of non-controlling interest	20	288
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$3,337	$(19,825)

Issuance of Additional LLC Interests
Under the LLC Agreement, the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A Common Stock. Other than as it relates to the issuance of Class A Common Stock in connection with an equity incentive program, the

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A Common Stock. During the six months ended June 30, 2022, the Company caused Shoals Parent to issue to the Company a total of 357,137 LLC Interests for the vesting of awards granted under the Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan.

Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent is required to distribute cash, to the extent that Shoals Parent has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the six months ended June 30, 2022, tax distributions to non-controlling LLC Interests holders was $4.6 million.

Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.

14.    Leases

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

The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

	(*)	June 30, 2022
ROU asset	Other assets	$4,655

Lease liability, current portion	Accrued expenses and other	$1,117
Lease liability, long-term portion	Other long-term liabilities	3,846
Total lease liability		$4,963

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(*) Location on the condensed consolidated balance sheet

The Company determines if an arrangement is a lease at its inception. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company’s leases generally do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.

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

The details of the Company’s operating leases are as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease expense	$296	$576
Variable lease expense	33	64
Short-term lease expense	33	176
Total lease expense	$362	$816

The following table presents the maturities of lease liabilities (in thousands):

Fiscal year ending December 31,	Operating Leases
2022	$652
2023	1,339
2024	1,264
2025	960
2026	952
Thereafter	246
Total lease payments	5,413
Less: Imputed lease interest	(450)
Total lease liabilities	$4,963

The following table represents future minimum lease obligations under non-cancelable operating leases (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fiscal year ending December 31,	Operating Leases
2022	$489
2023	499
2024	200
2025	58
2026	6
Total	$1,252

The Company’s weighted-average remaining lease-term and weighted-average discount rate are as follows (in thousands):

Six Months Ended June 30, 2022
Weighted average remaining lease-term	4.3 years
Weighted average discount rate	4.5%

Supplemental cash flow and other information related to operating leases are as follows:

Six Months Ended June 30, 2022
Operating cash flows from operating leases	$320
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets as of January 1, 2022	$1,239
Lease liabilities arising from obtaining right-of-use assets during the six months ended June 30, 2022	$3,990

15.    Commitments and Contingencies

Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of June 30, 2022, the maximum potential payment obligation with regard to surety bonds was $11.5 million.

Employee Benefit Plan

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. Effective January 1, 2021 the Company began making matching contributions to the plan and may also provide discretionary contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan. For the six months ended June 30, 2022 and 2021, the Company made matching contributions totaling $0.2 million and $0.1 million, respectively.

16.    Income Taxes

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

Shoals Parent is subject to and reports an entity level tax in various states. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. Our effective income tax rate for the six months ended June 30, 2022 and 2021, was 20.2% and 182.5% respectively.

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

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. As of the quarter ended June 30, 2022, the Company has recorded $0.9 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

17. Payable Pursuant to the Tax Receivable Agreement
The Company has a TRA with the TRA Owners that provides for the payment by the Company to the TRA Owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company actually realizes or is deemed to realize as a result of (i) the Company’s allocable share of existing tax basis acquired in connection with the Organizational Transactions (including Blocker’s share of existing tax basis) and increases to such allocable share of existing tax basis, (ii) certain increases in the tax basis of assets of Shoals Parent and its subsidiaries resulting from purchases or exchanges of LLC Interests, and (iii) certain other tax benefits related to the Company entering into the TRA, including those attributable to payments made under the TRA. These contractual payment obligations are obligations of the Company and not of Shoals Parent. The Company’s payable pursuant to the TRA was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable.

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

The following table reflects the changes to the Company's payable pursuant to the tax receivable agreement (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$156,374	$—
Additions to TRA:
Exchange of LLC Interests for Class A Common Stock from founder	800	28,202
Merger of Shoals investment CTB	—	13,490
Adjustment for change in estimated effective income tax rate	—	1,664
Payments under TRA	—	—
Payable pursuant to TRA	157,174	43,356
Less: current portion	(3,583)	—
Payable pursuant to TRA, less current portion	$153,591	$43,356

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Company has recorded deferred tax assets of $184.9 million since our IPO associated with basis differences in the net assets of Shoals Parent and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate payable pursuant to the TRA represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the TRA, the next annual payment is anticipated on February 20, 2023, approximately 125 days after filing the federal tax return.

18.    Revenue by Product

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

The following table presents the Company’s revenue disaggregated by system solutions and solar components which are recorded over time as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
System solutions	$56,821	$51,242	$103,650	$84,611
Solar components	16,669	8,480	37,816	20,715
Total revenue	$73,490	$59,722	$141,466	$105,326

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of our 2021 Form 10-K and this Form 10-Q captioned “Forward-Looking Statements” and “Risk Factors”.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain the presentation of Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share, which are not presented in accordance with GAAP. Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share are being presented because they provide the Company and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations of Adjusted EBITDA, Adjusted Net Income to Net Income and Adjusted Diluted Earnings per Share, the most comparable GAAP measure to each, are provided in “—Non-GAAP Financial Measures.”

Overview
We are a leading provider of electrical balance of system (“EBOS”) solutions and components for solar, battery storage and electrical vehicle charging applications, selling to customers across the United States and internationally. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we believe customers prioritize reliability and safety over price when selecting EBOS solutions.

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

We sell our solar products principally to engineering, procurement and construction firms ("EPCs”) that build solar energy projects. However, given the mission critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner of the solar energy project. The custom nature of our system solutions and the long development cycle for solar energy projects typically gives us 12 months or more of lead time to quote, engineer, produce and ship each order we receive, and we do not stock large amounts of finished goods.

We have maintained focus on our growth strategy throughout the second quarter, including developments in converting customers to our combine-as-you-go system and developing products for the rapidly growing electric vehicle charging infrastructure market. We believe that 14 of the top 15 solar EPCs as reported by Solar Power World Magazine use our combine-as-you-go system on their projects and we are currently in the process of transitioning an additional 15 EPCs and developers to our system. Additionally, we are currently launching four new product families for the EV charging market. The first is the power center which combines equipment needed to protect the charging equipment and transform voltage levels from the electric utility to those needed on the respective site. The power center provides an efficient, cost effective and aesthetically focused option versus traditional methods. The second offering focuses on quick connect solutions for chargers made by any manufacturer and any power level to connect to the Shoals system. The quick connect bases dramatically reduce the time required on site for a deployment and reduce the amount of labor required in the field. The third offering uses our Big Lead Assembly (“BLA”) technology in the EV space to connect multiple chargers to a single power center. This solution eliminates the need for homeruns from each dispenser and is above ground rated which allows wire to be run above ground rather than in underground conduit. The fourth offering is a raceway system that protects the above ground EV BLAs in walk over and drive over applications. The raceway system coupled with the EV BLA deploys much more rapidly and cost effectively than traditional methods of deployment. We introduced these first four offerings in the fourth quarter of 2021 and began taking orders and shipping some component products in Q1 2022. Significant order flow continued during Q2 2022 with scaled production underway to fulfill system solution orders in hand. We recently completed UL certification for many of our products and expect the balance to be certified by the end of the year.

We derived approximately 73% of our revenue from the sale of system solutions for the six months ended June 30, 2022. For the same period, we derived substantially all of our revenue from customers in the U.S. We had $327.2 million of backlog and awarded orders, backlog of $194.5 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $132.7 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed, as of June 30, 2022, representing a 63% and 8% increase relative to the same date last year and March 31, 2021, respectively.

Initial Public Offering
On January 29, 2021, we completed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters' over-allotment option. We received $278.8 million in proceeds, net of underwriting discounts and commissions of $9.9 million, which was used to purchase 6,315,790 newly-issued membership interests (the “LLC Interests”) from Shoals Parent and 5,234,210 LLC Interests from the Founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of $25.00 per share.

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

Shoals Technologies Group, Inc Ownership in Shoals Parent
As of June 30, 2022, the Company owned 67.38% of Shoals Parent. The Continuing Equity Owners owned the remaining 32.62% of Shoals Parent.

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

Some countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and manufacturing disruptions, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. The ultimate impact will depend on the severity and scope of the new variants of the virus. We are not able to fully quantify the impact that these factors will have on our business, but developments related to COVID-19 may materially affect financial condition and results of operations in future periods.

Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.

Revenue
We generate revenue from the sale of EBOS systems and components for homerun and combine-as-you-go architectures, battery storage and electrical vehicle charging infrastructure. Our customers include EPCs, utilities, solar developers, independent power producers, solar module manufacturers and charge point operators. We derive the majority of our revenue from selling system solutions. When we sell a system solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for system solutions can vary from one to three months whereas manufacturing typically requires a shorter time frame. Contracts for system solutions can range in value from several hundred thousand to several million dollars.

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

Operating Expenses
Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 68 to 98 from June 30, 2021 to June 30, 2022, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales are currently in the U.S. We currently have a sales presence in the U.S., Australia, Europe and Latin America. We intend to expand our sales presence and marketing efforts to additional countries in the future. We also expect that as a result of our IPO and anticipated departure from emerging growth status, we will continue to incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

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

Non-operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our current Senior Secured Credit Agreement.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2022	2021			2022	2021
Revenue	$73,490	$59,722	$13,768	23%	$141,466	$105,326	$36,140	34%
Cost of revenue	44,897	33,543	11,354	34%	86,581	60,373	26,208	43%
Gross profit	28,593	26,179	2,414	9%	54,885	44,953	9,932	22%
Operating Expenses
General and administrative expenses	13,265	10,018	3,247	32%	27,184	16,834	10,350	61%
Depreciation and amortization	2,344	2,062	282	14%	4,710	4,130	580	14%
Total Operating Expenses	15,609	12,080	3,529	29%	31,894	20,964	10,930	52%
Income from Operations	12,984	14,099	(1,115)	(8)%	22,991	23,989	(998)	(4)%
Interest expense, net	(4,170)	(3,620)	550	15%	(8,006)	(7,329)	677	9%
Payable pursuant to the tax receivable agreement adjustment	—	(1,664)	(1,664)	(100)%	—	(1,664)	(1,664)	(100)%
Loss on debt repayment	—	—	—	—%	—	(15,990)	(15,990)	(100)%
Income (loss) before income taxes	8,814	8,815	(1)	—%	14,985	(994)	15,979	1608%
Income tax benefit (expense)	(1,511)	339	1,850	546%	(3,033)	1,814	4,847	267%
Net income	7,303	9,154	(1,851)	(20)%	11,952	820	11,132	(1358)%
Less: net income (loss) attributable to non-controlling interests	2,901	4,596	(1,695)	(37)%	4,910	(879)	5,789	659%
Net income attributable to Shoals Technologies Group, Inc.	$4,402	$4,558	$(156)	(3)%	$7,042	$1,699	$5,343	(314)%

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue
Revenue increased by $13.8 million, or 23%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically along with our acquisition of ConnectPV. Our total number of customers increased in 2022 as compared to 2021. We believe expanding customer recognition of the benefits of our combine-as-you-go system is continuing to result in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $11.4 million, or 34%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue decreased from 43.8% in 2021 to 38.9% in 2022 due to materials and logistics costs along with changes in product mix that decreased margins as sales of system solutions for combine-as-you-go EBOS, which have higher margins than our other products, decreased as a percentage of our total revenue.

Operating Expenses
General and Administrative
General and administrative expenses increased $3.2 million, or 32%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in general and administrative expenses was primarily the result of an increase in professional fees of $1.2 million related to being a public company, an increase of $1.2 million related to equity-based compensation and increase in wages and related taxes of $0.9 million due to increased employee head counts to support our growth and being a public company.

Depreciation and Amortization
Depreciation and Amortization expenses increased $0.3 million, or 14%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in depreciation and amortization was primarily due to the addition of intangibles acquired in the ConnectPV acquisition.

Interest Expense
Interest expense, net increased by $0.6 million or 15%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to increased borrowings to support our growth under our Senior Secured Credit Agreement that we amended on May 5, 2022. During the second quarter of 2022, the Federal Reserve increased interest rates resulting in the interest rates associated with our Senior Secured Credit Facility to increase by 1.5%. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement.

Payable Pursuant to the Tax Receivable Agreement Adjustment
Payable pursuant to the TRA adjustment decreased $1.7 million or 100% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to no changes in our effective income tax rate in the current period.

Income Tax Benefit (Expense)

Income tax expense totaled $1.5 million for the three months ended June 30, 2022 as compared to an income tax benefit of $0.3 million for the three months ended June 30, 2021. Our effective income tax rate for the three months ended June 30, 2022 and 2021 was 17.1% and 3.8% respectively. The 2022 rate increase in our effective income tax rate for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily due to the vesting of equity-based compensation at a market price less than the initial grant date fair value, resulting in a permanent difference between book and tax expense in 2022 and an increase in the effective income tax rate resulting from the acquisition of ConnectPV in 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue
Revenue increased by $36.1 million, or 34%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically along with our acquisition of ConnectPV. Our total number of customers increased in 2022 as compared to 2021. We believe expanding customer recognition of the benefits of our combine-as-you-go system is continuing to result in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $26.2 million, or 43%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by an increase in production volumes. Gross profit as a percentage of revenue decreased from 42.7% in 2021 to 38.8% in 2022 due to materials and logistics costs along with changes in product mix that decreased margins as sales of system solutions for combine-as-you-go EBOS, which have higher margins than our other products, decreased as a percentage of our total revenue.

Operating Expenses
General and Administrative
General and administrative expenses increased $10.4 million, or 61%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in general and administrative expenses was primarily the result of an increase in professional fees of $3.3 million related to being a public company, an increase of $3.3 million related to equity-based compensation, an increase in wages and related taxes of $2.4 million due to increased employee head counts to support our growth and being a public company, an increase of $0.3 million related to insurance and more specifically our directors and officers policy following our IPO, and an increase of $0.2 million for travel and trade shows.

Depreciation and Amortization
Depreciation and amortization expense increased by $0.6 million, or 14%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to the addition of intangibles acquired in the ConnectPV acquisition.

Interest Expense
Interest expense, net increased by $0.7 million or 9%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to increased borrowings to support our growth under our Senior Secured Credit Agreement that we amended on May 5, 2022. During the second quarter of 2022, the Federal Reserve increased interest rates resulting in the interest rates associated with our Senior Secured

Credit Facility to increase by 1.5%. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement.

Payable Pursuant to the Tax Receivable Agreement Adjustment
Payable pursuant to the TRA adjustment decreased $1.7 million or 100% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to no changes in our effective income tax rate in the current period.

Loss on Debt Repayment
Loss on debt repayment for the six months ended June 30, 2021 consisted of $11.3 million of prepayment premium and $4.7 million in write-off off a portion of the deferred financing costs related to a prepayment of $150.0 million of outstanding borrowings under the Term Loan Facility. There was no loss on debt repayment for the six months ended June 30, 2022.

Income Tax Expense
Income tax expense was $3.0 million for the six months ended June 30, 2022 as compared to an income tax benefit of $1.8 million for the six months ended June 30, 2021. Our effective income tax rate for the six months ended June 30, 2022 and 2021 was 20.2% and 182.5% respectively. The 2022 rate was impacted by the vesting of equity-based compensation at a market price less than the initial grant date fair value resulting in a permanent difference between book and tax expense in 2022. The 2021 rate was impacted by a change in our effective income tax rate resulting from the acquisition of ConnectPV in 2021.

Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) income tax expense, (iii) depreciation expense, (iv) amortization of intangibles, (v) payable pursuant to the TRA adjustment, (vi) loss on debt repayment, (vii) equity-based compensation, (viii) acquisition-related expenses, (ix) COVID-19 expenses and (x) non-recurring and other expenses. We define Adjusted Net Income as net income (loss) attributable to Shoals Technologies Group, Inc. plus (i) net income impact from pro forma conversion of Class B common stock to Class A common stock, (ii) amortization of intangibles, (iii) payable pursuant to the tax receivable agreement adjustment, (iv) loss on debt repayment, (v) amortization of deferred financing costs, (vi) equity-based compensation, (vii) acquisition-related expenses, (viii) COVID-19 expenses and (ix) non-recurring and other expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common shares outstanding for the applicable period, which assumes the pro forma exchange of all outstanding Class B common shares for Class A common shares.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$7,303	$9,154	$11,952	$820
Interest expense, net	4,170	3,620	8,006	7,329
Income tax benefit (expense)	1,511	(339)	3,033	(1,814)
Depreciation expense	470	411	893	816
Amortization of intangibles	2,238	1,996	4,509	3,992
Payable pursuant to the TRA adjustment (a)	—	1,664	—	1,664
Loss on debt repayment	—	—	—	15,990
Equity-based compensation	4,063	2,780	7,896	4,172
Acquisition-related expenses	12	—	12	—
COVID-19 expenses (b)	—	106	—	161
Non-recurring and other expenses (c)	—	1,239	—	1,578
Adjusted EBITDA	$19,767	$20,631	$36,301	$34,708

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
(c)    Represents certain costs associated with non-recurring professional services, Oaktree’s expenses and other costs.

Reconciliation of Net Income (Loss) Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Shoals Technologies Group, Inc.	$4,402	$4,558	$7,042	$1,699
Net income impact from pro forma conversion of Class B common stock to Class A common stock (a)	2,901	4,596	4,910	(879)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjustment to the provision for income tax (b)	(686)	(942)	(1,159)	192
Tax effected net income	6,617	8,212	10,793	1,012
Amortization of intangibles	2,238	1,996	4,509	3,992
Amortization of deferred financing costs	408	305	684	675
Payable pursuant to the TRA adjustment (c)	—	1,664	—	1,664
Loss on debt repayment	—	—	—	15,990
Equity-based compensation	4,063	2,780	7,896	4,172
Acquisition-related expenses	12	—	12	—
COVID-19 expenses (d)	—	106	—	161
Non-recurring and other expenses (e)	—	1,239	—	1,578
Tax impact of adjustments (f)	(1,588)	(1,635)	(3,093)	(5,806)
Adjusted Net Income	$11,750	$14,667	$20,801	$23,438
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	0.1%	2.0%	0.1%	2.0%
State and local taxes (net of federal benefit)	2.5%	(2.5)%	2.5%	(1.1)%
Effective income tax rate for Adjusted Net Income	23.6%	20.5%	23.6%	21.9%

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

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Diluted weighted average shares of Class A common shares outstanding, excluding Class B common shares	112,616	93,760	112,428	93,650
Assumed pro forma conversion of Class B common shares to Class A common shares	54,635	73,067	54,585	73,067
Adjusted diluted weighted average shares outstanding	167,251	166,827	167,013	166,717

Adjusted Net Income (a)	$11,750	$14,667	$20,801	$23,438
Adjusted Diluted EPS	$0.07	$0.09	$0.12	$0.14
(a)    Represents Adjusted Net Income for the full period presented.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(6,743)	$(14,114)
Net cash used in investing activities	(2,149)	(1,736)
Net cash provided by financing activities	23,137	18,948
Net increase in cash and cash equivalents	$14,245	$3,098

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

We used cash from operating activities of $6.7 million in the six months ended June 30, 2022 as compared to cash used in operating activities of $14.1 million for the six months ended June 30, 2021. As of June 30, 2022, our cash and cash equivalents were $10.1 million and we had outstanding borrowings of $281.4 million. We also had $64.9 million available for additional borrowings under our $150.0 million Revolving Credit Facility.

Operating Activities
For the six months ended June 30, 2022, cash used in operating activities was $6.7 million, primarily due to an increase of $27.3 million in receivables which mainly relate to an increase in revenue and the timing of our billings, $27.4 million in inventory as a result of increasing our raw materials inventory to support growth and reduce the likelihood of supply chain issues from our suppliers of raw materials along with a change in our terms with an overseas supplier, $2.1 million in prepaids and other assets, offset by increases of accounts payable and accrued expenses and other of $20.8 million which relates to increased inventory purchases in accounts payable and increased deferred revenue in accrued expenses and other, along with operating results that included $12.0 million of net income which included $17.3 million of non-cash expenses.

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

Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was $2.1 million, attributable to the purchase of property and equipment.

For the six months ended June 30, 2021, net cash used in investing activities was $1.7 million, attributable to the purchase of property and equipment.

Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities was $23.1 million, including $30.0 million in borrowings under the Revolving Credit Facility offset by $4.6 million in distributions to our non-controlling interest holders and $1.3 million in taxes related to net share settled equity awards.

For the six months ended June 30, 2021, net cash provided by financing activities was $18.9 million including $144.9 million in net proceeds from the IPO and $29.0 million in borrowings under the Revolving Credit Facility offset by $151.8 million of payments on our term loan facility.

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

Debt Obligations
For a discussion of our debt obligations see Note 9 - Long-Term Debt in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q

Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of June 30, 2022, the maximum potential payment obligation with regard to surety bonds was $11.5 million.

Critical Accounting Policies and Significant Management Estimates
As of June 30, 2022, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our 2021 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shoals Technologies Group, Inc.

By:	/s/ Jason Whitaker		Date:	August 15, 2022
	Name:	Jason Whitaker
	Title:	Chief Executive Officer

By:	/s/ Kevin Hubbard		Date:	August 15, 2022
	Name:	Kevin Hubbard
	Title:	Interim Chief Financial Officer