Form 10-Q
period 2022-09-30
Shoals Technologies Group, Inc.
filed 2022-11-14
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, the registrant had 113,508,362 shares of Class A common stock and 53,816,214 shares of Class B common stock issued and outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report with the understanding that a number of factors could cause actual results to differ materially from those indicated by forward-looking statements in this report, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II, as well as Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•current macroeconomic events, including heightened inflation, rise in interest rates and potential recession could impact our business and financial results;
•the interruption of the flow of components and materials from international vendors has disrupted our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
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
•acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock;

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$11,202	$5,006
Accounts receivable, net	71,652	31,499
Unbilled receivables	11,561	13,533
Inventory, net	81,158	38,368
Other current assets	7,608	5,042
Total Current Assets	183,181	93,448
Property, plant and equipment, net	16,596	15,574
Goodwill	69,941	69,436
Other intangible assets, net	58,606	65,236
Deferred tax assets	177,112	176,958
Other assets	24,456	5,762
Total Assets	$529,892	$426,414

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$21,383	$19,985
Accrued expenses and other	43,407	9,569
Current portion of payable pursuant to the tax receivable agreement	3,583	—
Long-term debt—current portion	2,000	2,000
Total Current Liabilities	70,373	31,554
Revolving line of credit	85,640	55,140
Long-term debt, less current portion	189,289	189,913
Payable pursuant to the tax receivable agreement, less current portion	157,420	156,374
Other long-term liabilities	4,500	931
Total Liabilities	507,222	433,912
Commitments and Contingencies (Note 15)
Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 113,508,362 and 112,049,981 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; 53,816,214 and 54,794,479 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	104,539	95,684
Accumulated deficit	(78,133)	(93,133)
Total stockholders’ equity attributable to Shoals Technologies Group, Inc.	26,408	2,553
Non-controlling interests	(3,738)	(10,051)
Total stockholders' equity (deficit)	22,670	(7,498)
Total Liabilities and Stockholders’ Equity (Deficit)	$529,892	$426,414
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$90,823	$59,840	$232,289	$165,166
Cost of revenue	54,776	38,071	141,357	98,444
Gross profit	36,047	21,769	90,932	66,722
Operating Expenses
General and administrative expenses	13,853	10,031	41,037	26,865
Depreciation and amortization	2,229	2,175	6,939	6,305
Total Operating Expenses	16,082	12,206	47,976	33,170
Income from Operations	19,965	9,563	42,956	33,552
Interest expense, net	(4,754)	(3,582)	(12,760)	(10,911)
Payable pursuant to the tax receivable agreement adjustment	—	(2,014)	—	(3,678)
Loss on debt repayment	—	—	—	(15,990)
Income before income taxes	15,211	3,967	30,196	2,973
Income tax benefit (expense)	(2,452)	1,309	(5,485)	3,123
Net income	12,759	5,276	24,711	6,096
Less: net income attributable to non-controlling interests	4,801	2,790	9,711	1,911
Net income attributable to Shoals Technologies Group, Inc.	$7,958	$2,486	$15,000	$4,185

	Three Months Ended September 30,		Nine Months Ended September 30, 2022	Period from January 27, 2021 to September 30, 2021
	2022	2021
Earnings per share of Class A common stock:
Basic	$0.07	$0.02	$0.13	$0.02
Diluted	$0.07	$0.02	$0.13	$0.02
Weighted average shares of Class A common stock outstanding:
Basic	112,975	101,890	112,561	96,354
Diluted	113,584	102,251	112,816	96,527

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except shares)
For the three and nine months ended September 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	112,049,981	$1	54,794,479	$1	$95,684	$(93,133)	$(10,051)	$(7,498)
Equity-based compensation	—	—	—	—	5,636	—	—	5,636
Activity under equity-based compensation plan	—	—	—	—	(2,944)	—	1,647	(1,297)
Vesting of restricted share units	308,416	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(2,938)	(2,938)
Net income	—	—	—	—	—	2,640	2,009	4,649
Balance at March 31, 2022	112,358,397	1	54,794,479	1	98,376	(90,493)	(9,333)	(1,448)
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	148	—	—	148
Exchange of Class B to Class A common stock	259,888	—	(259,888)	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,065	—	—	4,065
Activity under equity-based compensation plan	—	—	—	—	(1,326)	—	1,326	—
Vesting of restricted share units	48,721	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(1,628)	(1,628)
Reallocation of non-controlling interest	—	—	—	—	(20)	—	20	—
Net income	—	—	—	—	—	4,402	2,901	7,303
Balance at June 30, 2022	112,667,006	1	54,534,591	1	101,243	(86,091)	(6,714)	8,440
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	676	—	—	676
Exchange of Class B to Class A common stock	718,377	—	(718,377)	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,991	—	—	3,991
Activity under equity-based compensation plan	—	—	—	—	(1,284)	—	1,284	—
Vesting of restricted share units	122,979	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(3,196)	(3,196)
Reallocation of non-controlling interest	—	—	—	—	(87)	—	87	—

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (continued)
(in thousands, except shares)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	7,958	4,801	12,759
Balance at September 30, 2022	113,508,362	$1	53,816,214	$1	$104,539	$(78,133)	$(3,738)	$22,670

For the three and nine months ended September 30, 2021

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Members'/Stockholders Deficit

		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$(184,123)	—	$—	—	$—	$—	$—	$—	$(184,123)
Net income prior to the Organizational Transactions	2,675	—	—	—	—	—	—	—	2,675
Effect of Organizational Transactions	181,448	81,977,751	1	78,300,817	1	—	(92,806)	(88,644)	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions and offering costs	—	11,550,000	—	(5,234,210)	—	70,188	—	70,976	141,164
Net loss subsequent to the Organizational Transactions	—	—	—	—	—	—	(5,534)	(5,475)	(11,009)
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	—	—	—	1,392	—	—	1,392
Activity under equity-based compensation plan	—	11,941	—	—	—	(687)	—	550	(137)
Deferred tax adjustment related to Tax Receivable Agreement	—	—	—	—	—	7,180	—	—	7,180
Balance at March 31, 2021	—	93,539,692	1	73,066,607	1	78,073	(98,340)	(22,593)	(42,858)
Net income	—	—	—	—	—	—	4,558	4,596	9,154
Equity-based compensation	—	—	—	—	—	1,955	—	—	1,955

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (continued)
(in thousands, except shares)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Members'/Stockholders Deficit

		Shares	Amount	Shares	Amount
Activity under equity-based compensation plan	—	5,872	—	—	—	(857)	—	857	—
Distributions to non-controlling interest	—	—	—	—	—	—	—	(2,973)	(2,973)
Reallocation of non-controlling interest	—	—	—	—	—	(288)	—	288	—
Balance at June 30, 2021	—	93,545,564	1	73,066,607	1	78,883	(93,782)	(19,825)	(34,722)
Net income	—	—	—	—	—	—	2,486	2,790	5,276
Equity-based compensation	—	—	—	—	—	3,057	—	—	3,057
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts	—	10,402,086	—	—	—	281,064	—	—	281,064
Purchase of LLC Interests and Class B common stock	—	—	—	(10,402,086)	—	(281,064)	—	—	(281,064)
Deferred tax adjustment related to purchase of LLC Interests in follow-on offering	—	—	—	—	—	11,031	—	—	11,031
Deferred tax adjustment related to ConnectPV LLC conversion	—	—	—	—	—	(405)	—	—	(405)
Issuance of Class A common stock in connection with an acquisition	—	209,437	—	—	—	6,500	—	—	6,500
Activity under stock compensation plan	—	22,852	—	—	—	(1,200)	—	1,200	—
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,864)	(1,864)
Reallocation of non-controlling interest	—	—	—	—	—	(5,717)	—	5,717	—
Balance at September 30, 2021	$—	104,179,939	$1	62,664,521	$1	$92,149	$(91,296)	$(11,982)	$(11,127)

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$24,711	$6,096
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,001	7,345
Amortization/write off of deferred financing costs	1,023	5,692
Equity-based compensation	11,887	6,404
Provision for obsolete or slow-moving inventory	443	435
Deferred taxes	5,299	640
Payable pursuant to the tax receivable agreement adjustment	—	3,678
Gain on sale of assets	—	61
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	(40,084)	(12,271)
Unbilled receivables	1,972	(6,760)
Inventory	(43,601)	(8,505)
Other assets	(381)	(6,904)
Accounts payable	1,186	(5,198)
Accrued expenses and other	34,558	2,608
Net Cash Provided by (Used in) Operating Activities	5,014	(6,679)
Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(2,393)	(2,483)
Acquisition of a business, net of cash acquired	—	(12,909)
Other	(503)	—
Net Cash Used in Investing Activities	(2,896)	(15,392)
Cash Flows from Financing Activities
Distributions to non-controlling interest	(7,762)	(4,837)
Employee withholding taxes related to net settled equity awards	(1,297)	(137)
Deferred financing costs	—	(94)
Payments on term loan facility	(1,500)	(152,250)
Proceeds from revolving credit facility	46,000	40,140
Repayments of revolving credit facility	(15,500)	—
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	154,521
Proceeds from issuance of Class A common stock in follow-on offering, net of underwriting discounts and commissions	—	281,064
Purchase of LLC Interests with proceeds from follow-on offering	—	(281,064)
Payment of debt assumed in acquisition	—	(1,537)
Deferred offering costs	—	(9,619)
Net Cash Provided By Financing Activities	19,941	26,187
Net Increase in Cash, Cash Equivalents and Restricted Cash	22,059	4,116

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	9,557	10,073
Cash, Cash Equivalents and Restricted Cash—End of Period	$31,616	$14,189

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flows Information:
Cash paid for interest	$8,376	$7,683
Cash paid for taxes	$767	$1,176
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$—	$3,736
Recording of deferred tax assets	$5,453	$122,590
Recording of amounts payable pursuant to tax receivable agreement	$4,629	$104,202
Capital contribution related to tax receivable agreement	$824	$18,209
Income tax receivable from merger due to former owner	$—	$3,842
Deferred tax asset and additional paid-in capital from ConnectPV	$—	$405
Class A common stock issued in ConnectPV acquisition	$—	$6,500

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

Shoals Parent is a Delaware limited liability company formed on May 9, 2017. The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components for solar, battery storage and electric vehicle charging applications, selling to customers across the United States and internationally. Shoals Parent, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Intermediate”) and Shoals Holdings LLC (“Holdings”) owns five other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC, Shoals Structures, LLC (collectively “Shoals”) and Shoals Connect LLC. Shoals Parent acquired Shoals on May 25, 2017.

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
•the Company's certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 78,300,817 shares of Class B common stock to the former Class B and Class C members of Shoals Parent (the “Continuing Equity Owners”) on a one-to-one basis with the number of LLC Interests they own; and

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
•the acquisition, by merger, of Shoals Investment CTB or the former Class A member of Shoals Parent (the "Class A Shoals Equity Owners"), for which the Company issued 81,977,751 shares Class A common stock as merger consideration (the "Merger").
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

Non-controlling Interest
The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Shoals Parent, held by the Continuing Equity Owners. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2022, the non-controlling interest was 32.16%.

Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended September 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the periods ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
statements. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s 2021 Form 10-K.

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

Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Restricted cash is restricted as to withdrawal or use. Tax distributions paid by Shoals Parent to the Company are restricted under the LLC Agreement for future payments under the TRA and totaled $20.4 million and $4.6 million as of September 30, 2022 and December 31, 2021, respectively.

A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet is as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$11,202	$5,006
Restricted cash included in other current asset	3,583	—
Restricted cash included in other assets	16,831	4,551
Total cash, cash equivalents and restricted cash	$31,616	$9,557

Impact of COVID-19 Pandemic and Macroeconomic Events
In 2022, COVID-19 has impacted our business in the following ways:
•Our ability to obtain raw material and required components from domestic and international suppliers required to manufacture our products; and
•Our ability to secure inbound and outbound logistics to and from our facilities, with additional delays linked to international border crossings and the associated approvals and documentation and;
Significant levels of inflation have increased energy prices, freight premiums, and other operating costs. As a result of inflation, during 2022, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement, as defined below. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company does not directly source raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain material that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We do not know the ultimate severity or duration of the conflict in Ukraine, but we are continuously monitoring the situation and evaluating our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition, and results of operations.

As response to supply chain constraints, in 2022 we have increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term.

To date we have not had any material adverse effects on our financial results from these events.

Customer Concentrations
The Company had the following revenue concentrations representing 10% or more of revenue for the nine months ended September 30, 2022 and 2021 and related accounts receivable concentrations as of September 30, 2022 and December 31, 2021:

	2022		2021
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	9.0%	7.1%	22.5%	15.8%
Customer B	6.9%	3.3%	11.8%	4.6%

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Pro Forma Financial Information (Unaudited)
The pro forma information below gives effect to the ConnectPV acquisition as if it had been completed on the first day of each period presented. The pro forma results of operations are presented for informational purposes only. As such, they are not necessarily indicative of the Company’s results had the acquisition been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the assets and liabilities associated with the acquisition at their respective fair values, based on available information and to give effect to the financing for the acquisition (in thousands):

Nine Months Ended September 30, 2021
Revenue	$181,663
Net income	$4,226

4.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2022	December 31, 2021
Accounts receivable	$71,938	$32,015
Less: allowance for doubtful accounts	(286)	(516)
Accounts receivable, net	$71,652	$31,499

5.    Inventory

Inventory consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$82,451	$39,265
Allowance for obsolete or slow-moving inventory	(1,293)	(897)
Inventory, net	$81,158	$38,368

6.    Property, Plant and Equipment

Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		September 30, 2022	December 31, 2021
Land	N/A	$840	$840
Building and land improvements	5-40	8,833	7,801
Machinery and equipment	3-5	11,970	10,693
Furniture and fixtures	3-7	1,797	1,775
Vehicles	5	127	65
		23,567	21,174
Less: accumulated depreciation		(6,971)	(5,600)
Property, plant and equipment, net		$16,596	$15,574

Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.5 million and $0.5 million, respectively. During the three months ended September 30, 2022 and 2021, $0.4 million and $0.4 million, respectively, of depreciation expense was allocated to cost of revenue and $0.1 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1.4 million and $1.3 million, respectively. During the nine months ended September 30, 2022 and 2021, $1.1 million and $1.0 million, respectively, of depreciation expense was allocated to cost of revenue and $0.3 million and $0.3 million, respectively, of depreciation expense was allocated to operating expenses.

7.    Goodwill and Other Intangible Assets

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill
Goodwill relates to the acquisition of Shoals and ConnectPV. As of September 30, 2022 and December 31, 2021, goodwill totaled $69.9 million and $69.4 million, respectively. Changes in the carrying amount of goodwill during the nine months ended September 30, 2022 are shown below (in thousands):

Goodwill
Beginning Balance	$69,436
Adjustments related to finalization of working capital in the acquisition of ConnectPV	505
Ending Balance	$69,941

Other Intangible Assets
Other intangible assets consists of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2022	December 31, 2021
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		21,851	18,629
Developed technology		14,195	12,199
Trade names		4,948	4,103
Backlog		600	200
Noncompete agreements		2,000	1,833
Total accumulated amortization		43,594	36,964
Total amortizable intangibles, net		$58,606	$65,236

Amortization expense related to intangible assets amounted to $2.1 million and $2.1 million for the three months ended September 30, 2022 and 2021 and $6.6 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively.

8.    Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$3,838	$2,882
Deferred revenue	28,720	1,841

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2022	December 31, 2021
Accrued interest	6,276	3,095
Accrued professional fees	595	548
Lease liability	1,139	—
Other accrued expenses	2,839	1,203
Total accrued expenses and other	$43,407	$9,569

9.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Term Loan Facility	$195,750	$197,250
Revolving Credit Facility	85,640	55,140
Less: deferred financing costs	(4,461)	(5,337)
Total debt, net of deferred financing costs	276,929	247,053
Less: current portion	(2,000)	(2,000)
Long-term debt, less current portion	$274,929	$245,053

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

On May 2, 2022, Shoals Holdings entered into an amendment to the Senior Secured Credit Agreement in order to increase the amount available for borrowing under the Revolving Credit Facility from $100.0 million to $150.0 million. The amendment also set forth SOFR as the benchmark rate to succeed LIBOR and amended the financial covenant such that, commencing with September 30, 2022, Shoals Holdings shall not permit its Consolidated First Lien Secured Leverage Ratio (as defined in the Senior Secured Credit Agreement) to exceed 6.50:1.00.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2022, interest rates on the Term Loan Facility was SOFR plus 3.25%, or 5.94%, and the Revolving Credit Facility was SOFR plus 3.25%, ranging from 5.41% to 6.89%. As of September 30, 2022, the Company had $64.4 million of availability under the Revolving Credit Facility.

The Senior Secured Credit Agreement contains affirmative and negative covenants, including covenants that restrict the Company’s incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Agreement also includes customary events of default, including the occurrence of a change of control. As of September 30, 2022, the Company was in compliance with all the required covenants.

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

Basic and diluted EPS of Class A Common Stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30, 2022	Period from January 27, 2021 to September 30, 2021
	2022	2021
Numerator:
Net income attributable to Shoals Technologies Group, Inc. - basic	$7,958	$2,486	$15,000	$1,510
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B common stock	—	—	—	—
Net income attributable to Shoals Technologies Group, Inc. - diluted	$7,958	$2,486	$15,000	$1,510
Denominator:
Weighted average shares of Class A common stock outstanding - basic	112,975	101,890	112,561	96,354

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2022	Period from January 27, 2021 to September 30, 2021
	2022	2021
Effect of dilutive securities:
Restricted / Performance Stock Units	609	361	255	173
Class B Common Stock	—	—	—	—
Weighted average shares of Class A common stock outstanding - diluted	113,584	102,251	112,816	96,527

Earnings (loss) per share of Class A common stock - basic	$0.07	$0.02	$0.13	$0.02
Earnings (loss) per share of Class A common stock - diluted	$0.07	$0.02	$0.13	$0.02

For the three and nine months ended September 30, 2022 and the period from January 27, 2021 to September 30, 2021, the reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B common stock has been excluded along with the dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive as it was antidilutive.

11.    Equity-Based Compensation

2021 Long-term Incentive Plan
On January 26, 2021, the Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.

Restricted Stock Units
During the nine months ended September 30, 2022, the Company granted 665,179 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs have grant date fair values ranging from $10.42 to $25.05 per unit and generally vest ratably over 3 years, except for some officer and employee grants for bonuses which immediately vested.

Activity under the 2021 Incentive Plan for RSUs was as follows:

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2021	1,632,844	$27.58
Granted	665,179	$13.06
Vested	(559,336)	$26.05
Forfeited	(56,461)	$26.10
Outstanding, September 30, 2022	1,682,226	$22.38

Performance Stock Units

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2022, the Company granted an aggregate of 242,907 Performance Stock Units ("PSUs") to certain executives. The PSUs cliff vest after 3 years upon meeting certain revenue and gross margin targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $10.42 to $12.60 per PSUs. Based on results achieved in 2022 and the forecasted amounts over the remainder of the performance period, the Company expects the units to vest and the modifier to be achieved related to the gross margin target.

Activity under the 2021 Incentive Plan for PSUs was as follows:

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2021	—	$—
Granted	242,907	$11.41
Vested	—	$—
Forfeited	—	$—
Outstanding, September 30, 2022	242,907	$11.41

The Company recognized equity-based compensation of $4.0 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and $11.9 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had $34.6 million of unrecognized compensation costs which is expected to be recognized over a period of 2.3 years.

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

13.    Non-Controlling Interests

As of September 30, 2022, the Company owned 67.84% of Shoals Parent. The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022	Period from January 27, 2021 to September 30, 2021

Net income attributable to non-controlling interest	$9,711	$1,911
Transfers to non-controlling interests
Decrease as a result of the Organizational Transactions	—	(88,644)
Increase as a result of newly issued LLC Interests in IPO	—	70,976
Increase as a result of activity under equity-based compensation plan	4,257	2,607
Decrease from tax distributions to non-controlling interest	(7,762)	(4,837)
Reallocation of non-controlling interest	107	6,005
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$6,313	$(11,982)

Issuance of Additional LLC Interests
Under the LLC Agreement, the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A Common Stock. Other than as it relates to the issuance of Class A Common Stock in connection with an equity incentive program, the Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A Common Stock. The Company must cause Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A Common Stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A Common Stock. During the nine months ended September 30, 2022, the Company caused Shoals Parent to issue to the Company a total of 480,116 LLC Interests for the vesting of awards granted under the Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan.

Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent is required to distribute cash, to the extent that Shoals Parent has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the nine months ended September 30, 2022 and 2021, tax distributions to non-controlling LLC Interests holders was $7.8 million and $4.8 million, respectively.

Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.

14.    Leases

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

	(*)	September 30, 2022
ROU asset	Other assets	$4,358

Lease liability, current portion	Accrued expenses and other	$1,139
Lease liability, long-term portion	Other long-term liabilities	3,553
Total lease liability		$4,692
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

The details of the Company’s operating leases are as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease expense	$297	$829
Variable lease expense	51	176

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Short-term lease expense	—	91
Total lease expense	$348	$1,096

The following table presents the maturities of lease liabilities (in thousands):

Fiscal year ending December 31,	Operating Leases
2022	$326
2023	1,339
2024	1,264
2025	960
2026	952
Thereafter	246
Total lease payments	5,087
Less: Imputed lease interest	(395)
Total lease liabilities	$4,692

The following table represents future minimum lease obligations under non-cancelable operating leases (in thousands):

Fiscal year ending December 31,	Operating Leases
2022	$489
2023	499
2024	200
2025	58
2026	6
Total	$1,252

The Company’s weighted-average remaining lease-term and weighted-average discount rate are as follows (in thousands):

Nine Months Ended September 30, 2022
Weighted average remaining lease-term	4.1 years
Weighted average discount rate	4.5%

Supplemental cash flow and other information related to operating leases are as follows:

Nine Months Ended September 30, 2022

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating cash flows from operating leases	$918
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets as of January 1, 2022	$1,239
Lease liabilities arising from obtaining right-of-use assets during the nine months ended September 30, 2022	$3,990

15.    Commitments and Contingencies

Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of September 30, 2022, the maximum potential payment obligation with regard to surety bonds was $16.0 million.

Employee Benefit Plan
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. Effective January 1, 2021 the Company began making matching contributions to the plan and may also provide discretionary contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan. For the nine months ended September 30, 2022 and 2021, the Company made matching contributions totaling $0.3 million and $0.1 million, respectively.

16.    Income Taxes

In August 2022, the U.S. President signed into law the Inflation Reduction Act of 2022 (the “IRA”), which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax (the “CAMT”) of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing incentives to address climate change, including the introduction of advanced manufacturing production tax credits. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, which is pending technical guidance and regulations from the Internal Revenue Service and U.S. Treasury Department, we will continue to monitor these developments and evaluate the potential future impact to our results of operations.

The Company is taxed as a subchapter C corporation and is subject to federal and state income taxes. The Company’s sole material asset is Shoals Parent, which is a limited liability company that is taxed as a

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
partnership for US federal and certain state and local income tax purposes. Shoals Parent’s net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns.

Shoals Parent is subject to and reports an entity level tax in various states. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. Our effective income tax rate for the nine months ended September 30, 2022 and 2021, was 18.2% and 105.0% respectively.

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

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations. As of the quarter ended September 30, 2022, the Company has recorded $1.0 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The following table reflects the changes to the Company's payable pursuant to the tax receivable agreement (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$156,374	$—
Additions to TRA:
Exchange of LLC Interests for Class A Common Stock	4,629	92,376
Merger of Shoals investment CTB	—	13,490
Adjustment for change in estimated effective income tax rate	—	2,014
Payments under TRA	—	—
Payable pursuant to TRA	161,003	107,880
Less: current portion	(3,583)	—
Payable pursuant to TRA, less current portion	$157,420	$107,880

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

The Company has recorded deferred tax assets of $190.4 million since our IPO associated with basis differences in the net assets of Shoals Parent and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended. The aggregate payable pursuant

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
to the TRA represents 85% of the tax benefits that the Company expects to receive in connection with the Section 754 election. In accordance with the TRA, the next annual payment is anticipated on February 20, 2023, approximately 125 days after filing the federal tax return.

18.    Revenue by Product

Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers between system solutions and components. System solutions are contracts under which the Company provides multiple products typically in connection with the design and specification of an entire EBOS system. Components represents sales of individual components.

The following table presents the Company’s revenue disaggregated by system solutions and components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
System solutions	$69,486	$38,641	$173,136	$123,252
Components	21,337	21,199	59,153	41,914
Total revenue	$90,823	$59,840	$232,289	$165,166

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains the presentation of Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share, which are not presented in accordance with GAAP. Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share are being presented because they provide the Company, investors and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations of Adjusted EBITDA, Adjusted Net Income to Net Income and Adjusted Diluted Earnings per Share, the most comparable GAAP measure to each, are provided in “—Non-GAAP Financial Measures.”

Overview
We are a leading provider of electrical balance of system (“EBOS”) solutions and components for solar, battery storage and electrical vehicle (“EV”) charging applications, selling to customers across the United States and internationally. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we believe customers prioritize reliability and safety over price when selecting EBOS solutions.

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

We have maintained focus on our growth strategy throughout the third quarter, including developments in converting customers to our combine-as-you-go system and developing products for the rapidly growing electric vehicle charging infrastructure market. We believe that as of September 30, 2022, 14 of the top 15 solar EPCs as reported by Solar Power World Magazine use our combine-as-you-go system on their projects and we are currently in the process of transitioning an additional 15 EPCs and developers to our system. Additionally, in 2022 we launched four new product families for the EV charging market. The first is the power center which combines equipment needed to protect the charging equipment and transform voltage levels from the electric utility to those needed on the respective site. The power center provides an efficient, cost effective and aesthetically focused option versus traditional methods. The second offering focuses on quick connect solutions for chargers made by any manufacturer and any power level to connect to the Shoals system. The quick connect bases dramatically reduce the time required on site for a deployment and reduce the amount of labor required in the field. The third offering uses our Big Lead Assembly (“BLA”) technology in the EV space to connect multiple chargers to a single power center. This solution eliminates the need for homeruns from each dispenser and is above ground rated which allows wire to be run above ground rather than in underground conduit. The fourth offering is a raceway system that protects the above ground EV BLAs in walk over and drive over applications. The raceway system coupled with the EV BLA deploys much more rapidly and cost effectively than traditional methods of deployment. We introduced these first four offerings in the fourth quarter of 2021 and began taking orders and shipping some component products in Q1 2022. Significant order flow continued during Q3 2022 with scaled production underway to fulfill system solution orders in hand. We recently completed UL certification for many of our products and expect the balance to be certified by the end of the year.

We derived approximately 74.5% of our revenue from the sale of system solutions for the nine months ended September 30, 2022. For the same period, we derived substantially all of our revenue from customers in the U.S. As of September 30, 2022, we had $471.2 million of backlog and awarded orders, backlog of $199.3 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $271.9 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed. As of September 30, 2022, backlog and awarded orders represented a 74% and 44% increase relative to the same date last year and June 30, 2022, respectively.

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

Acquisition of ConnectPV
On August 26, 2021, we acquired 100% of the stock of ConnectPV, for $13.8 million in cash (net of $0.8 million cash acquired) and 209,437 shares of Class A Common stock valued at $6.5 million. The acquisition was accounted for as a business combination and following the acquisition we immediately converted ConnectPV to a limited liability company (Shoals Connect LLC) and contributed the entity to Shoals Parent, LLC through a series of transactions.

Shoals Technologies Group, Inc Ownership in Shoals Parent
As of September 30, 2022, the Company owned 67.84% of Shoals Parent. The Continuing Equity Owners owned the remaining 32.16% of Shoals Parent.

Impact of COVID-19 and Macroeconomic Events
In 2022, COVID-19 has impacted our business in the following ways:
•Our ability to obtain raw material and required components from domestic and international suppliers required to manufacture our products; and
•Our ability to secure inbound and outbound logistics to and from our facilities, with additional delays linked to international border crossings and the associated approvals and documentation and;
Significant levels of inflation have increased energy prices, freight premiums, and other operating costs. As a result of inflation, during 2022, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.

The Company does not directly source raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain material that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We do not know the ultimate severity or duration of the conflict in Ukraine, but we are continuously monitoring the situation and evaluating our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition, and results of operations.

As response to supply chain constraints, in 2022 we have increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term.

To date we have not had any material adverse effects on our financial results from these events.

Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.

Revenue
We generate revenue from the sale of EBOS systems and components for homerun and combine-as-you-go architectures, battery storage and EV charging infrastructure. Our customers include EPCs, utilities, solar developers, independent power producers, solar module manufacturers and charge point operators. We derive the majority of our revenue from selling system solutions. When we sell a system solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for system solutions can vary from one to three months whereas manufacturing typically requires a shorter time frame. Contracts for system solutions can range in value from several hundred thousand to several million dollars.

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

Operating Expenses
Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 68 to 103 from September 30, 2021 to September 30, 2022, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, insurance, bad debt expense and fees for professional services. Professional services consist of audit, tax, accounting, legal, internal controls, information technology, investor relations and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales are currently in the U.S. We currently have a sales presence in the U.S., Australia, Europe and Latin America. We intend to expand our sales presence and marketing efforts to additional countries in the future. We will cease to be an emerging growth company as of December 31, 2022, and we will continue to incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as other costs associated with being a public company.

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

Non-operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Agreement.

Payable Pursuant to the Tax Receivable Agreement Adjustment
Tax receivable agreement adjustment consists of changes to our tax rate since the initial recording of the liability related to our tax receivable agreement.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021			2022	2021
Revenue	$90,823	$59,840	$30,983	52%	$232,289	$165,166	$67,123	41%
Cost of revenue	54,776	38,071	16,705	44%	141,357	98,444	42,913	44%
Gross profit	36,047	21,769	14,278	66%	90,932	66,722	24,210	36%
Operating Expenses
General and administrative expenses	13,853	10,031	3,822	38%	41,037	26,865	14,172	53%
Depreciation and amortization	2,229	2,175	54	2%	6,939	6,305	634	10%
Total Operating Expenses	16,082	12,206	3,876	32%	47,976	33,170	14,806	45%
Income from Operations	19,965	9,563	10,402	109%	42,956	33,552	9,404	28%
Interest expense, net	(4,754)	(3,582)	1,172	33%	(12,760)	(10,911)	1,849	17%
Payable pursuant to the tax receivable agreement adjustment	—	(2,014)	(2,014)	(100)%	—	(3,678)	(3,678)	(100)%
Loss on debt repayment	—	—	—	—%	—	(15,990)	(15,990)	(100)%
Income before income taxes	15,211	3,967	11,244	(283)%	30,196	2,973	27,223	(916)%
Income tax benefit (expense)	(2,452)	1,309	3,761	287%	(5,485)	3,123	8,608	276%
Net income	12,759	5,276	7,483	142%	24,711	6,096	18,615	(305)%
Less: net income attributable to non-controlling interests	4,801	2,790	2,011	72%	9,711	1,911	7,800	(408)%
Net income attributable to Shoals Technologies Group, Inc.	$7,958	$2,486	$5,472	220%	$15,000	$4,185	$10,815	(258)%

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue
Revenue increased by $31.0 million, or 52%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically, our EV solutions launch, along with our acquisition of ConnectPV. Our total number of customers increased in 2022 as compared to 2021. We believe expanding customer recognition of the benefits of our combine-as-you-go system is continuing to result in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $16.7 million, or 44%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by an increase in revenue. Gross profit as a percentage of revenue increased from 36.4% in 2021 to 39.7% in 2022 due to an increase in system solutions for combine-as-you-go EBOS, which have higher margins than our other products.

Operating Expenses
General and Administrative
General and administrative expenses increased $3.8 million, or 38%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in general and administrative expenses was primarily the result of an increase in professional fees of $1.4 million mainly related to accounting, legal and recruiting, an increase in wages and related taxes of $1.3 million due to increased employee head counts to support our growth initiatives and requirements of being a public company, $1.1 million related to equity-based compensation and $0.7 million related to trade shows and travel, offset by a decrease of $1.7 million in acquisition-related expenses.

Depreciation and Amortization
Depreciation and Amortization expenses increased $0.1 million, or 2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in depreciation and amortization was primarily due to the addition of intangibles acquired in the ConnectPV acquisition.

Interest Expense
Interest expense, net increased by $1.2 million or 33%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to increased borrowing rates and increased borrowings to support our growth and working capital needs under our Senior Secured Credit Agreement that we amended on May 5, 2022. During 2022, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement.

Payable Pursuant to the Tax Receivable Agreement Adjustment
Payable pursuant to the TRA adjustment decreased $2.0 million or 100% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as last year’s adjustment was driven by a change in the tax rate, which didn’t reoccur in the current year.

Income Tax Benefit (Expense)
Income tax expense totaled $2.5 million for the three months ended September 30, 2022 as compared to an income tax benefit of $1.3 million for the three months ended September 30, 2021. Our effective income tax rate for the three months ended September 30, 2022 and 2021 was 16.1% and 33.0% respectively. The 2022 rate decrease in our effective income tax rate for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily due to the vesting of equity-based compensation at a market price less than the initial grant date fair value, resulting in a permanent difference between book and tax expense in 2022 and an increase in the effective income tax rate resulting from the acquisition of ConnectPV in 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue
Revenue increased by $67.1 million, or 41%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically, our EV solutions launch, along with our acquisition of ConnectPV. Our total number of customers increased in 2022 as compared to 2021. We believe expanding customer recognition of the benefits of our combine-as-you-go system is continuing to result in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $42.9 million, or 44%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by an increase in revenue. Gross profit as a percentage of revenue decreased from 40.4% in 2021 to 39.1% in 2022 due to increased materials and logistics costs in the first half of 2022.

Operating Expenses
General and Administrative
General and administrative expenses increased $14.2 million, or 53%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily the result of an increase in equity-based compensation of $4.4 million, an increase in wages and related taxes of $3.8 million due to increased employee head counts to support our growth and being a public company, $3.4 million in professional fees, mainly related to accounting, legal and recruiting, an increase of $0.8 million for travel and trade shows, and an increase of $0.4 million related to insurance, offset by a decrease of $1.7 million in acquisition-related expenses.

Depreciation and Amortization
Depreciation and amortization expense increased by $0.6 million, or 10%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to the addition of intangibles acquired in the ConnectPV acquisition.

Interest Expense
Interest expense, net increased by $1.8 million or 17%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to increased borrowing rates and borrowings that we amended on May 5, 2022 to support our growth and working capital under our Senior Secured Credit Agreement. During 2022, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement.

Payable Pursuant to the Tax Receivable Agreement Adjustment
Payable pursuant to the TRA adjustment decreased $3.7 million or 100% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to no changes in our tax rate in the current period.

Loss on Debt Repayment
Loss on debt repayment for the nine months ended September 30, 2021 totaled $16.0 million, which consisted of $11.3 million of prepayment premium and $4.7 million in write-off off a portion of the deferred financing costs related to a prepayment of $150.0 million of outstanding borrowings under the Term Loan Facility. There was no loss on debt repayment for the nine months ended September 30, 2022.

Income Tax Expense
Income tax expense was $5.5 million for the nine months ended September 30, 2022 as compared to an income tax benefit of $3.1 million for the nine months ended September 30, 2021. Our effective income tax rate for the nine months ended September 30, 2022 and 2021 was 18.2% and 105.0% respectively. The 2022 rate was impacted by the vesting of equity-based compensation at a market price less than the initial grant date fair value resulting in a permanent difference between book and tax expense in 2022. The 2021 rate was impacted by a change in our effective income tax rate resulting from the acquisition of ConnectPV in 2021.

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

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$12,759	$5,276	$24,711	$6,096
Interest expense, net	4,754	3,582	12,760	10,911
Income tax benefit (expense)	2,452	(1,309)	5,485	(3,123)
Depreciation expense	478	449	1,371	1,265
Amortization of intangibles	2,121	2,088	6,630	6,080
Payable pursuant to the TRA adjustment (a)	—	2,014	—	3,678
Loss on debt repayment	—	—	—	15,990
Equity-based compensation	3,991	2,732	11,887	6,904
Acquisition-related expenses	20	1,697	32	1,697
COVID-19 expenses (b)	—	108	—	269
Non-recurring and other expenses (c)	—	243	—	1,821
Adjusted EBITDA	$26,575	$16,880	$62,876	$51,588

(a)    Represents an adjustment to eliminate the remeasurement of the payable pursuant to the TRA.
(b)    Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees and direct legal costs associated with the pandemic.
(c)    Represents certain costs associated with non-recurring professional services, our prior private equity owners’ expenses and other costs.

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Shoals Technologies Group, Inc.	$7,958	$2,486	$15,000	$4,185
Net income impact from pro forma conversion of Class B common stock to Class A common stock (a)	4,801	2,790	9,711	1,911
Adjustment to the provision for income tax (b)	(1,134)	(668)	(2,293)	(476)
Tax effected net income	11,625	4,608	22,418	5,620
Amortization of intangibles	2,121	2,088	6,630	6,080
Amortization of deferred financing costs	339	278	1,023	953
Payable pursuant to the TRA adjustment (c)	—	2,014	—	3,678
Loss on debt repayment	—	—	—	15,990
Equity-based compensation	3,991	2,732	11,887	6,904

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Acquisition-related expenses	20	1,697	32	1,697
COVID-19 expenses (d)	—	108	—	269
Non-recurring and other expenses (e)	—	243	—	1,821
Tax impact of adjustments (f)	(1,529)	(2,166)	(4,621)	(7,972)
Adjusted Net Income	$16,567	$11,602	$37,369	$35,040
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	0.1%	0.1%	0.1%	1.0%
State and local taxes (net of federal benefit)	2.5%	2.9%	2.5%	2.9%
Effective income tax rate for Adjusted Net Income	23.6%	24.0%	23.6%	24.9%

(c)    Represents an adjustment to eliminate the remeasurement of the payable pursuant to the TRA.
(d)    Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees and direct legal costs associated with the pandemic.
(e)    Represents certain costs associated with non-recurring professional services, our prior private equity owners’ expenses and other costs.
(f)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Diluted weighted average shares of Class A common shares outstanding, excluding Class B common shares	113,584	102,251	112,816	96,527
Assumed pro forma conversion of Class B common shares to Class A common shares	54,253	64,813	54,579	70,285
Adjusted diluted weighted average shares outstanding	167,837	167,064	167,395	166,812

Adjusted Net Income (a)	$16,567	$11,602	$37,369	$35,040
Adjusted Diluted EPS	$0.10	$0.07	$0.22	$0.21
(a)    Represents Adjusted Net Income for the full period presented.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$5,014	$(6,679)
Net cash used in investing activities	(2,896)	(15,392)
Net cash provided by financing activities	19,941	26,187
Net increase in cash and cash equivalents	$22,059	$4,116

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

We generated cash from operating activities of $5.0 million in the nine months ended September 30, 2022 as compared to cash used in operating activities of $6.7 million for the nine months ended September 30, 2021. As of September 30, 2022, our cash and cash equivalents were $11.2 million and we had outstanding borrowings of $281.4 million. We also had $64.4 million available for additional borrowings under our $150.0 million Revolving Credit Facility.

Operating Activities
For the nine months ended September 30, 2022, cash provided by operating activities was $5.0 million, primarily due to increases of accounts payable and accrued expenses and other of $35.7 million which relates to increased inventory purchases in accounts payable and increased deferred revenue in accrued expenses and other, along with operating results that included $24.7 million of net income which was reduced by $26.7 million of non-cash expenses offset by an increase of $43.6 million in inventory as a result of increasing our raw materials inventory to support growth and reduce the likelihood of supply chain issues from our raw materials suppliers along with a change in our terms with an overseas supplier and $38.1 million in receivables which related to an increase in revenue.

For the nine months ended September 30, 2021, cash used in operating activities was $6.7 million, primarily due to an increase of $19.0 million in receivables, $8.5 million in inventory, $6.9 million in other assets and a decrease in accounts payable and accrued expenses of $2.6 million offset by operating results that included $6.1 million of net income which was reduced by $24.3 million of non-cash expenses.

Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $2.9 million, of which $2.4 million was attributable to the purchase of property and equipment.

For the nine months ended September 30, 2021, net cash used in investing activities was $15.4 million, of which $2.5 million was attributable to the purchase of property and equipment and $12.9 million related to the acquisition of ConnectPV.

Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $19.9 million, including $30.5 million in borrowings under the Revolving Credit Facility offset by $7.8 million in distributions to our non-controlling interest holders, $1.5 million in payments on the Term Loan Facility and $1.3 million in taxes related to net share settled equity awards.

For the nine months ended September 30, 2021, net cash provided by financing activities was $26.2 million including $144.9 million in net proceeds from the IPO and $40.1 million in borrowings under the Revolving Credit Facility offset by $152.3 million of payments on the Term Loan Facility.

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
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of September 30, 2022, the maximum potential payment obligation with regard to surety bonds was $16.0 million.

Critical Accounting Policies and Significant Management Estimates
As of September 30, 2022, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our 2021 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in the United States trade environment, including the imposition of trade restrictions, import tariffs, anti-dumping and countervailing duties could adversely affect the amount or timing of our revenue, results of operations or cash flows.

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

In December 2021, President Biden signed the Uyghur Forced Labor Prevention Act (“UFLPA”) into law, which seeks to block the import of products made with forced labor in certain areas of China. As a result, some suppliers of solar modules have seen shipments detained by U.S. Customs and Border Patrol pursuant to the UFLPA. These detainments have not significantly impacted any of our customers’ projects to date; however, continued or future detainments could affect the industry and impact solar energy projects more broadly, which in turn could affect our business. We are monitoring developments in this area.

In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce, and an increase in duty rates could have an adverse impact on our operating results. In February 2022, a petitioner requested that the U.S. Department of Commerce (“USDOC”) investigate alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. On March 28, 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. As the timing and progress of many of our customers’ projects depend upon the supply of PV cells and modules, our operating results could be adversely impacted if the USDOC investigation is not resolved quickly and/or the USDOC makes negative circumvention determinations. More recently, on October 7, 2022, the Biden Administration adopted export controls related to technology that could harm U.S. national security. Tariffs and the possibility of additional tariffs in the future, including as a result of the petition pending with the USDOC regarding circumvention of antidumping and countervailing duties, have created uncertainty in the industry. If the price of solar systems in the United States increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs or other trade restrictions may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity during the three months ended September 30, 2022.

During the three months ended September 30, 2022, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain Continuing Equity Owners exchanged 718,377 LLC Units together with an equal number of shares of Class B common stock for 718,377 newly-issued shares of Class A common stock. These shares of Class A common stock were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
10.1*	Employment Agreement, effective as of October 3, 2022, by and between Dominic Bardos and Shoals Technologies Group, LLC
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	November 14, 2022	By:	/s/ Jason Whitaker
			Name:	Jason Whitaker
			Title:	Chief Executive Officer

Date:	November 14, 2022	By:	/s/ Dominic Bardos
			Name:	Dominic Bardos
			Title:	Chief Financial Officer