Form 10-K
period 2022-12-31
Shoals Technologies Group, Inc.
filed 2023-02-28
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and by each person who owns 10% or more of the outstanding common stock as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2023, the registrant had 138,115,306 shares of Class A common stock and 31,419,913 shares of Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.
ii

iii

PART I

Item 1. Business
Shoals Technologies Group, Inc. is a Delaware corporation with Class A common stock that trades on the Nasdaq Global Market under the symbol “SHLS”. Unless the context otherwise requires, references to “we,” “us,” “our,” “Shoals,” the “Corporation,” the “Company” and other similar references refer to Shoals Technologies Group, Inc. and, unless otherwise stated, all of its subsidiaries, including Shoals Parent LLC (“Shoals Parent”). Unless the context otherwise requires, references to “Founder” refer to Dean Solon, our founder, and references to “Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests (as defined below) and/or our Class B common stock, including our Founder and certain current and former executive officers, employees and their respective permitted transferees who may, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for cash or newly issued shares of our Class A common stock.
Initial Public Offering and Organizational Transactions
On January 29, 2021, the Company completed an initial public offering (“IPO”) of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters’ over-allotment option. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions of $9.9 million, which was used to purchase 6,315,790 newly-issued membership interests (“LLC Interests”) from Shoals Parent and 5,234,210 LLC Interests from the Founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of $25.00 per share.
Organizational Transactions
In connection with the IPO, the Company and Shoals Parent completed a series of transactions (the “Organizational Transactions”) including the following:
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
•the Company’s certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 78,300,817 shares of Class B common stock to the former Class B and Class C members of Shoals Parent (the “Continuing Equity Owners”) on a one-to-one basis with the number of LLC Interests they own; and
•the acquisition, by merger, of Shoals Investment CTB or the former Class A member of Shoals Parent (the “Class A Shoals Equity Owners”), for which the Company issued 81,977,751 shares Class A common stock as merger consideration (the “Merger”).
Shoals Technologies Group, Inc. Ownership in Shoals Parent
As of December 31, 2022, the Company owned 81.44% of Shoals Parent. The Continuing Equity Owners own the remaining 18.56% of Shoals Parent.
Overview
Shoals is a leading provider of electrical balance of system (“EBOS”) solutions and components for solar, battery storage and electric vehicle (“EV”) charging applications, selling to customers primarily in the

United States (“U.S.”) as well as internationally. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we believe customers prioritize reliability and safety over price when selecting EBOS solutions.
EBOS components that we produce include cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures and splice boxes. We derive the majority of our revenue from selling “system solutions” which are complete EBOS systems that include several of our components, many of which are customized for the customer’s project. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering that would otherwise be challenging for a customer to obtain from a single provider or at all.
We sell our solar products principally to engineering, procurement and construction firms (“EPCs”) that build solar energy projects. However, given the mission critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner of the solar energy project. The custom nature of our system solutions and the long development cycle for solar energy projects typically gives us 12 months or more of lead time to quote, engineer, produce and ship each order we receive, and we do not stock large amounts of finished goods.
Throughout fiscal year 2022, we have maintained focus on our growth strategy, including converting customers to our combine-as-you-go system and developing products for the rapidly growing EV charging infrastructure market. We believe that as of December 31, 2022, 14 of the top 15 solar EPCs as reported by Solar Power World Magazine use our combine-as-you-go system on their projects. As of the date of this report, we are in the process of transitioning an additional 14 EPCs and developers to our system. Additionally, in the fourth quarter of 2021, we introduced four new product families for the EV charging market and began taking orders and shipping some component products in the first quarter of 2022. Order flow and deliveries of our EV system solution continued through the fourth quarter of 2022 with scaled production underway. All products launched in 2022 are certified to UL standards as of December 31, 2022.
We derived approximately 77.8% of our revenue from the sale of system solutions for year ended December 31, 2022. For the same period, we derived substantially all of our revenue from customers in the U.S. As of December 31, 2022, we had $428.6 million of backlog and awarded orders. Backlog of $168.9 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $259.7 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed. As of December 31, 2022, backlog and awarded orders increased by 43% relative to December 31, 2021 and decreased by 9% relative to September 30, 2022.
Our Proprietary EBOS System
Historically, most solar energy projects used a wiring architecture known as “homerun”. Conventional homerun EBOS systems have two distinguishing characteristics: every string of solar panels in the project is connected to a combiner box with individual positive and negative “wire runs,” and connections between wires are made using a process called “crimping”. The combiner box functions as a central point to “combine” the individual wire runs into a single feeder cable and contains fuses to protect each circuit. Making each wire run from the strings to the combiner boxes is a laborious process. Each wire run must be measured, laid out and fished through conduits that are buried in trenches across the project site. Because each string is individually connected to a combiner box, the same distances are covered with multiple wire runs. Making the crimped connections between wires and interconnecting them in the combiner box is a complex, error prone process that requires special tools. Each wire must be cut and have a precise amount of insulation removed; the bare end must be inserted the correct depth into a terminal; and special tools must be used to deform metal sleeves and torque lock nuts to ensure an environmental seal. The entire installation must be performed by licensed electricians with special training and any mistake in the process can result in a catastrophic system failure.
We invented an alternative to homerun architecture which we refer to as “combine-as-you-go”. Rather than making individual wire runs from each string to combiner boxes, combine-as-you-go architecture connects multiple strings within each row using specialized wire harnesses with integrated fuses that we refer to as “interconnect harnesses”. The interconnect harnesses are then connected to a proprietary above ground feeder cable that we refer to as the Big Lead Assembly (“BLA”). The BLA is our core combine-as-you-go product. The direct connection between the interconnect harness and the BLA and the integration of fuses into the interconnect harness dramatically reduce the number of wire runs required compared to a conventional homerun system and eliminate the need for combiner boxes. We believe our combine-as-you-go architecture using interconnect harnesses and BLA has several advantages when compared to conventional homerun EBOS, including:
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
Products and Services
System Solutions
We refer to complete EBOS systems that use multiple components produced by us as “system solutions”. When we sell a system solution, we work with our customers to design, specify and customize their EBOS system to maximize reliability and energy production while minimizing cost. We also provide technical support during installation and the transition to operations and maintenance.
We design, manufacture and sell system solutions for the two types of wiring architectures used by the U.S. solar industry: homerun and combine-as-you-go.
Homerun EBOS: We have developed a proprietary EBOS solution for homerun architectures that we refer to as an “interconnect harness”. Rather than the traditional approach of running a separate wire from each string to a combiner box, our interconnect harness connects multiple strings together at each row using a single wire and simple push connector, rather than a wire crimp. Combining multiple strings together at each row reduces the number of wire runs that have to be made to combiner boxes as well as the number of connections that have to be made in each combiner box which reduces either the total number of combiner boxes or the size of combiner boxes required for the system. Using push connectors allows a large portion of the EBOS installation to be completed by laborers rather than requiring licensed electricians. Our homerun EBOS system solutions typically include our interconnect harness, combiners and jumpers. The majority of solar energy projects in operation today use conventional homerun architecture.
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
eMobility solutions: In the fourth quarter of 2021, we introduced four new product families for the EV charging market and began taking orders and shipping some component products in the first quarter of 2022. Order flow and deliveries of our EV system solution continued through the fourth quarter of 2022 with scaled production underway. The first new offering within the eMobility product family is the power center which combines equipment needed to protect the charging equipment and transform voltage levels from the electric utility to those needed on the respective site. The power center provides an efficient, cost effective and aesthetically focused option versus traditional methods. The second offering focuses on quick connect solutions for chargers made by any manufacturer and any power level to connect to the Shoals system. The quick connect bases dramatically reduce the time required on site for a deployment and reduce the amount of labor required in the field. The third offering uses our BLA technology in the EV space to connect multiple chargers to a single power center. This solution eliminates the need for homeruns from each dispenser and is above ground rated which allows wire to be run above ground rather than in underground conduit. The fourth offering is a raceway system that protects the above ground EV BLAs in walk over and drive over applications. The raceway system coupled with the EV BLA deploys much more rapidly and cost effectively than traditional methods of deployment.
We derived approximately 77.8% of our revenue for the year ended December 31, 2022 from the sale of system solutions.
Components
We design, manufacture and sell a variety of individual EBOS and other components used by the solar, battery storage, or EV charging applications and industries, including:
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
Wire management: A system to secure photovoltaic (“PV”) wiring for safety and aesthetic purposes.
EV power cabinets: enclosures that provide power conversion and protection for EV power systems.
We derived approximately 22.2% of our revenue for the year ended December 31, 2022, from the sale of components.
Sales and Marketing Strategy
Our sales and marketing strategy is to build product awareness and foster long-term relationships with all key stakeholders that are involved in the lifecycle of a PV, battery energy store system, or eMobility project.
We educate these stakeholders on the value proposition of our solutions which lower installation costs, provide greater reliability, and lower maintenance costs through a variety of marketing strategies which include direct marketing campaigns, white papers, independent third-party studies, training seminars, and participating in industry conferences and events. We sell components and system solutions both on a project-to-project basis or through master supply agreements that support a portfolio of projects.
Our sales process is a highly consultative approach that involves working with developers, engineers, EPC’s, subcontractors, and operations and maintenance firms. We work collaboratively to understand the complexities and goals of each project with all stakeholders involved to ensure continuity throughout the decision-making process. This involves us collaborating on site design, product selection, value engineering and optimization. Our project management team supports the process after a sale is completed with providing the customer submittals for approval, real-time shipping information, and assist with any additional items that may be needed to complete the installation and commissioning. Our customer care team engages once a site is fully commissioned for any further technical support that may be required for the life of the project. We believe that our consultative top-down and bottoms-up approach fosters brand loyalty with all stakeholders and results in retention of our customers.

We have three manufacturing facilities located in Tennessee, one in Alabama, and one in California. We have national sales leaders in the United States that are supported with engineering staff in Tennessee and California. From an international standpoint, we have sales personnel located in Spain and Australia. Our team in Spain services Europe, Latin-America, and Africa regions while our personnel in Australia supports Asia-Pacific. These sales representatives are supported with our engineering team in the United States to ensure that we are in compliance with local codes and regulations.
Our Customers
We sell our products principally to EPCs that build solar energy projects. The decision to use our products typically involves input from both the EPC and the owner of the solar energy project given the mission critical nature and high consequence of failure of EBOS. EPCs typically construct multiple projects for several different owners.
For the year ended December 31, 2022, our largest customer and five largest customers constituted approximately 8.4% and 35.8% of total revenue, respectively. None of our customers had revenue exceeding 10% of total revenue for the year ended December 31, 2022.
Competition
Our EBOS system solutions and components are highly specialized products that are specific to the solar industry. The unique expertise required to design EBOS systems and components as well as customers’ reluctance to try unproven products has confined the number of firms that produce such EBOS products to a relatively small number. Our principal competitors include SolarBOS Inc., Bentek Corporation, Voltage, LLC and Hikam America, Inc. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support, as well as the ability to provide system solutions rather than individual components. We believe we are significantly larger as measured by revenue than our next largest competitor.
Seasonality
We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business. Our end users’ ability to install solar energy systems is affected by weather, as for example during the winter months in the northeastern U.S. Such installation delays can impact the timing of orders for our products.
Manufacturing
We have developed a proprietary manufacturing process for our EBOS products that we believe is unique in our industry. Our process uses specialized manufacturing equipment that we have developed and involves joining wire together using resistance welds and then sealing the joint with two separate layers of insulating material, which we refer to as “undermold/overmold”. Resistance welding produces significantly stronger bonds than competing techniques used by our competitors. Specifying complementary materials for the undermold and overmold significantly reduces the risk of moisture infiltrating the connection and enables us to provide superior ultraviolet (“UV”) protection, strain relief, impact resistance, and thermal stability over a wide range of environmental conditions. Together, we believe these techniques substantially reduce the risk that our cable develops a fault over its lifetime.
While highly specialized and flexible, our manufacturing equipment is not costly, and we do not require significant capital expenditures to maintain or increase our manufacturing capacity.
Our principal manufacturing facilities are located in Tennessee, Alabama, and California. Our Alabama facility is ISO 9001:2015 certified.
Research and Development

We continually devote resources to research and development (“R&D”), with the objective of developing innovative new products that reduce the cost and improve the reliability and safety of renewable energy. We believe that we have developed and commercialized most of the new EBOS products and installation methods adopted by the U.S. solar industry over the past five years, including plug-n-play wiring, interconnect harnesses and combine-as-you-go architecture for solar energy projects.
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
Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S., confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2022, we had 26 U.S. trademark registrations, 5 pending U.S. trademark applications, 19 issued U.S. patents, 16 issued non-U.S. patents, 28 patent application pending for examination in the U.S. and 154 domain name registrations. Many of our patents relate to more efficient electrical wiring and power transmission from solar panels to power inverters at solar installations. Our U.S. issued patents are scheduled to expire between 2031 and 2037. As of December 31, 2022, our issued U.S. patents had an average remaining life of approximately 12.0 years.
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
Our Human Capital

As of December 31, 2022, we had approximately 835 full-time and temporary employees. The vast majority of our employees are located in the United States.
We have a team-oriented culture and encourage candor from our employees, which we believe helps us to succeed and drive operational excellence. We seek to promote within our organization as well as hire top talent from outside the company to expand our capabilities. We aim to hire individuals who share our passion, commitment, and entrepreneurial spirit.
We also encourage our employees to operate by a common set of values, which includes:
•making quality foremost in all we do, make, and sell;
•maintaining integrity in how we act, make decisions, and hold ourselves accountable;
•being responsive to change, to each other, and to our partners, customers, and users;
•being respectful in how we treat all people;
•seeking innovation in the way we approach challenges and build products; and
•being sustainable in our approach to producing our products and our operations.
We believe that operating with purpose, passion and creativity benefits our customers, stockholders, employees, and suppliers as well as the communities where we operate and the environment.
None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
Diversity and Inclusion
We are committed to diversity and inclusion because we believe it leads to better outcomes for our business and enables us to better meet the needs of our customers. We believe that diversity is the range of our human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, economic status, physical and mental ability, religious or ethical values system, national origin, and political beliefs. We strive to create a workplace where everyone is welcomed, valued, treated fairly, and respected.
We continue to increase our outreach, recruitment, hiring, and retention of diverse groups at all levels of our workforce, including leadership roles. We also focus on listening, learning, and responding to our employees’ concerns to help ensure that we can provide a diverse, equitable, and inclusive workplace today and into the future.
Based on our Equal Employment Opportunity data from mid-October 2022, our full-time employee population, which was composed of 477 individuals, had the following diversity metrics:
•45% of our full-time employee population self-identified as ethnically diverse;
•39% of our full-time employee population self-identified as female; and
•Women made up 28% of our manager population, which consisted of 40 individuals with management responsibility.
As of December 31, 2022, of the 10 members of our executive management team, which includes the Chief Executive Officer and direct reports, Chief Revenue Officer, Chief Product Officer, Chief Technology Officer, and Senior VP of Business Development, one self-identifies as ethnically diverse and two as female.
As of December 31, 2022, of the seven independent members of our board of directors one self-identifies as ethnically diverse and two as female.
Employee Training and Development

We recognize the benefits that training can have on building and growing our workforce. We encourage our employees to participate in continuing education and to pursue professional certifications.
We encourage our leaders to provide continuous guidance and feedback to our employees. We believe it is the responsibility of every person in leadership – be it a Team Lead, Supervisor, or Manager – to serve as a resource and support for each of our team members.
Compensation and Benefits
We strive to provide a comprehensive suite of rewards and benefits. Our benefits program is designed to provide coverage for our employees’ overall health and wellbeing. Our program includes medical and dental coverage, life, and disability insurance. We also offer retirement saving plans through our 401(k) plan, which is available to all full-time employees. In 2021, we expanded the benefit with the inclusion of a company matching contribution.
Health and Safety
The safety and wellbeing of our employees is at the forefront of everything we do. We strive to have a zero accident culture and our safety management system is built upon the principle. Our occupational health and safety program is designed to drive a proactive safety culture beginning with our management setting the tone for our safety culture and ensuring that everyone feels a sense of ownership for each other’s safety and well-being.
We strive to have an interdependent safety culture where all employees feel responsible for each other’s safety. This begins with our leadership setting the tone through effective communication of shared ownership, proactive approach to accident prevention and instilling a continuous improvement philosophy.
The key to preventing injuries begins with establishing the risk profile in our facilities through effective risk assessment and incident reporting and analysis processes. This process enables the organization to implement proactive safety measures, including ergonomic improvements, behavioral and unsafe condition audits, near miss reporting and assessments, as leading indicators towards our journey to zero accidents.
Available Information
Shoals files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission (“SEC”). Any document Shoals files may be inspected, without charge, at the SEC’s website at http://www.sec.gov. In addition, through our corporate website at www.shoals.com, Shoals provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Important factors that could cause actual results to differ materiality from of expectations are included in Item 1A “Risk Factors”.
Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1A. Risk Factors

Summary Risk Factors
The following is a summary of the material risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
•if demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, we may not be able to achieve our anticipated level of growth and our business will suffer;
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
•if we fail to retain our key personnel and attract additional qualified personnel, including a chief executive officer successor, or we or our suppliers face disputes with labor unions, we may not be able to achieve our anticipated level of growth and our business could suffer;
•Our products are primarily manufactured and shipped from our production facilities in Tennessee, and any damage or disruption at these facilities may harm our business.
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
•a significant drop in the price of electricity sold may harm our business, financial condition, results of operations and prospects;
•a further increase in interest rates, or a reduction in the availability of tax incentives or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a solar energy system and could reduce the demand for our products;
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
•compromises, interruptions or shutdowns of our information technology systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations;

•our indebtedness could adversely affect our financial flexibility and our competitive position;
•our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations;
•developments in alternative technologies may have a material adverse effect on demand for our offerings;
•existing electric utility industry, renewable energy and solar energy policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products or harm our ability to compete;
•changes in the U.S. trade environment, including the imposition of import tariffs and antidumping and countervailing duties, could adversely affect the amount or timing of our revenue, results of operations or cash flows;
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
•our certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees; and
•if we fail to maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

Risks Related to Our Business and Our Industry
If demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, we may not be able to achieve our anticipated level of growth and our business will suffer.
Our solutions are utilized in solar energy projects. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar energy as an alternative energy source at levels sufficient to grow our business. In addition, our significant growth and expansion, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. Some of the factors outside of our control that may impact the viability and demand for solar energy projects include:
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
If demand for solar energy and solar energy projects does not continue to develop, demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
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
Current macroeconomic events, including heightened inflation, rise in interest rates, a potential recession and geopolitical instability could impact our business and financial results.
Global supply chain issues, heightened inflation, volatility in the capital markets, interest rate and currency rate fluctuations, a potential recession and geopolitical instability, including the conflict between Russia and Ukraine and growing tensions between China and the U.S., have significantly increased economic and demand uncertainty that may result in unfavorable macroeconomic conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations.
Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term. In 2022, significant levels of inflation increased energy prices, freight premiums, and other operating costs, including wages. These increases are expected to persist in 2023. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. These higher interest rates resulted, and may continue to result in the future, in higher interest rates associated with our Senior Secured Credit Agreement (as defined in Note 9 – Long-Term Debt). Interest rate increases or other government actions taken to reduce inflation could also result in a recession or recessionary environment in many parts of the world.
In 2022, we experienced challenges in our global supply chain, including shortages in raw materials and related price increases. Our ability to obtain raw materials from domestic and international suppliers required to manufacture our components was impacted, along with our ability to secure timely inbound logistics to our facilities. While to date, we have been able to manage the challenges associated with these shortages without significant disruption to our business, no assurance can be given that these efforts will continue to be successful.
If economic conditions worsen or a recession occurs, our business, financial results and liquidity could be materially adversely impacted.

The interruption of the flow of raw materials from international vendors has disrupted our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.
We purchase some of our raw materials outside of the U.S. through arrangements with various vendors. Political, social or economic instability in these regions, or in other regions where our raw materials are made, could cause disruptions in trade. Actions in various countries have created uncertainty with respect to tariff impacts on the costs of some of our raw materials. The degree of our exposure is dependent on (among other things) the type of materials, rates imposed, and timing of the tariffs. Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of trade relationships between China and the U.S. and the ongoing conflict between Russia and Ukraine;
•quotas imposed by bilateral trade agreements;
•foreign currency fluctuations;
•natural disasters;
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects, such as the novel coronavirus (“COVID-19”) pandemic;
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, such as dock strikes.
We cannot predict whether the countries in which our raw materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the U.S. or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards and customs restrictions against certain raw materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of raw materials available to us and adversely affect our business, financial condition or results of operations.
If we fail to retain our key personnel and attract additional qualified personnel, including a chief executive officer successor, or we or our suppliers face disputes with labor unions, we may not be able to achieve our anticipated level of growth and our business could suffer.
Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense, and we face challenges in identifying, hiring and retaining qualified personnel in many areas of our business. Since we became a public company, there have been changes in our executive management team resulting from the hiring or departure of executives. As previously announced, our Chief Executive Officer and Board member, Jason Whitaker, will separate from the Company for health reasons, effective March 15, 2023. The Board has appointed Mr. Jeffery Tolnar, our President, to serve as interim principal executive officer upon Mr. Whitaker’s departure and while the Board continues to search for a permanent successor. The succession and transitional nature of the current arrangement can impact our business strategy, our relations with investors, suppliers and customers and affect employee morale.
Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain senior management, our inability to effectively provide for the succession of senior management, and our inability to attract and retain other key or qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, although none of our employees are currently represented by a labor union and our relations with our employees have been good to date, the increased frequency of union activity coupled with the constricted labor market may contribute to efforts by our employees to belong to a union, which may result in higher employee costs, operational restrictions and increased risk of disruption to operations. We may also directly and indirectly depend upon other companies with unionized work forces, such as suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, prospects, financial condition, results of operations, and cash flows.
Our products are primarily manufactured and shipped from our production facilities in Tennessee, and any damage or disruption at these facilities may harm our business.
A significant portion of our operations is located in our Tennessee manufacturing facilities. Issues with our workforce, including illness or absenteeism, or difficulties in recruiting skilled workers in the area, as well as a natural disaster, fire, power interruption or other calamity at any one of our facilities or any combination thereof would significantly disrupt our ability to deliver our products and operate our business. Certain of the equipment used to manufacture our products could be difficult or costly to replace or repair if damaged. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, and may result in lawsuits. We have property and business disruption insurance in place for all of our facilities; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
We generally seek or apply for patent protection as and if we deem appropriate, based on then-current facts and circumstances. We have applied for patents in the U.S., some of which have been issued. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. While a presumption of validity exists with respect to U.S. patents issued to us, there can be no assurance that any of our patents, patent applications, or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around, or rendered unenforceable. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including by forcing us to, among other things, rebrand or redesign our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents, or develop and obtain patent protection for more effective technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments occur, they could have an adverse effect on our sales or market position.
In countries where we have not applied for patent protection or trademark or other intellectual property registration or where effective patent, trademark, trade secret, and other intellectual property laws and judicial systems may not be available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be circumvented, misappropriated, infringed, or otherwise violated.
We rely heavily on trade secrets and nondisclosure agreements to protect our unpatented know-how, technology, and other proprietary information, and to maintain our competitive position, which we seek to protect, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, or disclosure of our proprietary information, know-how and trade secrets, or in preventing our competitors from independently developing technologies that are substantially equivalent or superior to ours.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively.
We may in the future need to initiate infringement claims or litigation in order to try to protect or enforce our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Enforcing our intellectual property rights in all countries throughout the world may be prohibitively expensive, and we may choose to forgo such activities in some jurisdictions. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock.
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
Achieving anticipated benefits and synergies from acquisitions is uncertain and depends, among other things, on our inability to integrate or benefit from acquired technologies or services in a profitable manner;

diversion of capital and other resources, including management’s attention; unanticipated costs or liabilities related to the acquisition; failure to leverage the increased scale of the combined businesses quickly and effectively; the potential impact of the acquisition on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, the acquired entity’s employees, vendors, suppliers or customers; adverse changes in general economic conditions in regions in which we operate; potential litigation associated with the acquisition; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and challenges in attracting and retaining key personnel. Many of these factors will be outside of our control and any one of them could result in increased costs, decrease in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. The full benefits of a particular, or any, acquisition may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of acquisitions and negatively impact our company.
We may experience delays, disruptions or quality control or reputational problems in our manufacturing operations in part due to our vendor concentration.
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
In addition, we do not control our vendors or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices, the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.
We face risks related to actual or threatened health epidemics or pandemics, such as the COVID-19 pandemic, which could significantly disrupt our manufacturing and operations.
Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, such as the recent outbreak of respiratory illness caused by the COVID-19 pandemic. Any widespread outbreak of contagious diseases, and other adverse public health developments, could cause disruption to, among other things, our ground operations at project sites, our manufacturing facilities and our suppliers and vendors and have a material and adverse effect on our business operations. While we only experienced a short term work stoppage at the onset of the COVID-19 pandemic, our manufacturing facilities and our suppliers and vendors could be disrupted by worker absenteeism, worker attrition, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions related to future epidemics or pandemics. If our manufacturing facilities and our suppliers or vendors are so affected, our supply chain, manufacturing and product shipments could be delayed, which could adversely affect our business, operations and customer relationships. In addition, the COVID-19 pandemic adversely affected the economies and financial markets of many countries, and the same may occur with other epidemics or pandemics. Epidemics or pandemics may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Our future growth in the EV charging market is highly dependent on the demand for, and consumers’ willingness to adopt, EVs, as well as on the actions of federal, foreign, state and local governments.
Our future growth in the EV charging market is highly dependent on the demand for, and consumers’ willingness to adopt, EVs. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. In addition, any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes or other reasons may result in the diminished competitiveness of, and demand for, EVs. The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. The Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. To further these EV charging infrastructure programs, in June 2022, the Biden Administration proposed new minimum standards and requirements to create a framework for states to build federally funded charging station projects. In addition, the Inflation Reduction Act of 2022 signed into law on August 16, 2022 includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension of EV charging infrastructure tax credits and tax credits for EVs under the Internal Revenue Code of 1986, as amended, through 2032. These incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs, EV charging stations and, thus, our EV charging products and, as a result, may adversely impact our business and expansion potential. Further, federal, state and local laws may impose additional barriers to electric vehicle adoption, including additional costs. For example, many states have enacted laws imposing additional registration fees for certain hybrid and EVs to support transportation infrastructure. Any of the foregoing could materially and adversely affect the growth of the EV markets and our business, prospects, financial condition, results of operations, and cash flows.
The market for our products is competitive, and we may face increased competition as new and existing competitors introduce EBOS system solutions and components, which could negatively affect our results of operations and market share.
The market for EBOS system solutions and components, including cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures and splice boxes, is competitive. Our principal competitors include SolarBOS Inc., Bentek Corporation, Voltage, LLC and Hikam America, Inc. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support. Competition may intensify as new and existing competitors enter the market. If our competitors introduce new technologies that are successful in offering a price competitive and technological attractive EBOS system solutions and components, it may become more difficult for us to maintain market share.
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
Even though we have been able to diversify our customer base, a small number of customers have historically accounted for a material portion of our revenue. For the year ended December 31, 2022, our largest customer and five largest customers constituted approximately 8.4% and 35.8% of total revenue, respectively. Further, the Company’s trade accounts receivable are from companies within the solar industry, and as such, the Company is exposed to normal industry credit risks. As of December 31, 2022, our largest customer and five largest customers constituted 3.4% and 24.1% of trade accounts receivable, respectively. Accordingly, loss of a significant customer, a significant reduction in pricing or order volume from a significant customer, their inability to perform under their contracts, or their default in payment could adversely reduce net sales and operating results in any reporting period.
A significant drop in the price of electricity sold may harm our business, financial condition, results of operations and prospects.
Significant decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects or make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of:
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
A further increase in interest rates or a reduction in the availability of tax incentives or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a solar energy system and could reduce the demand for our products.

Even though certain government subsidies and economic incentives are currently in place to encourage the adoption of solar energy and have resulted in increased demand for solar energy projects, many end users still depend on financing to fund the initial capital expenditure required to construct a solar energy project. As a result, increases in interest rates, including the increases effected by the Federal Reserve in the U.S. in 2022, which are expected to continue into 2023, or a reduction in the supply of project debt as a result of a potential recession or otherwise, or a reduction in tax incentives could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a solar energy project on favorable terms, or at all, and thus lower demand for our products, which could limit our growth and reduce our net sales. In addition, we believe that a significant percentage of end-users construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. Increases in interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects and, in each case, could cause these end users to seek alternative investments.
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
Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility and have a material adverse effect on, our financial condition.

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
Failure to effectively utilize information technology systems or implement new technologies and the unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could severely disrupt our business or reduce our sales or profitability.
We rely extensively on various information technology systems, including data centers, hardware, software and applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related backup systems. Our computer and information technology systems and the third-party systems we rely upon are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyberattacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our employees or contractors. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased as well.
Some aspects of our business involves the collection, receipt, use, storage, processing and transmission of personal information (of our customers’ and end users of our customers’ solar energy systems, including names, addresses, e-mail addresses, credit information, energy production statistics), consumer preferences as well as confidential information and personal data about our employees, our suppliers and us, some of which is entrusted to third-party service providers and vendors. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, cyberattacks, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data. Any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.
We have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities and have experienced security breaches; however, to date, they have not had a material impact on our business, results of operations or financial condition.
In addition, as the regulatory environment relating to companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Compromises, interruptions or shutdowns of our information technology systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
From time to time, our information technology systems require modifications and updates, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; and integrating new service providers and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites or systems could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information technology systems. The failure of our information technology systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
Our indebtedness could adversely affect our financial flexibility and our competitive position.
As of December 31, 2022, we had $195.3 million of term loans and $48.0 million of revolving credit loans outstanding under the Senior Secured Credit Agreement (as defined below). Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
As of December 31, 2022, we had $428.6 million of backlog and awarded orders, backlog of $168.9 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $259.7 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed. We cannot guarantee that our backlog or awarded orders will result in actual revenue in the originally anticipated period or at all. In addition, the contracts included in our backlog or awarded orders may not generate margins equal to our historical operating results. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our backlog and awarded orders fail to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability and liquidity.

Risks Related to Regulatory Matters
Existing electric utility industry, renewable energy and solar energy policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products or harm our ability to compete.
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
Chief among policies intended to promote renewable electricity generally, or solar electricity in particular, are renewable portfolio standards (RPS) and clean energy standards (“CES”). Currently, 31 U.S. states, the District of Columbia, and two U.S. territories have implemented some form of RPS/CES policy, which mandates that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable or clean energy resources by a certain compliance date. Additionally, three states and one territory have set voluntary renewable energy goals. RPS/CES policies vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while in other jurisdictions’ RPS/CES policies continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPS/CES policies emerge periodically in various jurisdictions. While the recent trend has been for jurisdictions with RPS/CES policies to maintain or expand them, there can be no assurances that RPS/CES policies or other policies supporting renewable energy will continue.
Net metering policies have also promoted solar electricity by allowing solar PV system owners to only pay for power usage net of production from the solar PV system. Under a net metering program, the customer typically pays for the net energy used or receives a credit against future bills if more energy is produced than consumed. While most U.S. states have adopted some form of net metering, these programs have recently come under regulatory scrutiny in some jurisdictions due to allegations that net metering policies inequitably shift costs onto non-solar ratepayers. As a result, net metering policies in the future may be modified or even eliminated. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately affect end-users that use net metering would significantly limit demand for our products and could have a material adverse effect on our business, financial condition, results of operations and future growth.
A significant development in renewable-energy pricing policies in the U.S. occurred on July 16, 2020, when the Federal Energy Regulatory Commission (“FERC”) issued Order No. 872 amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). Among other requirements, PURPA mandates that FERC implement regulations requiring electric utilities to buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds, excluding renewable generation located in states where FERC has approved an exception to the PURPA purchase requirement. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s reforms in Order No. 872 include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts; (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have nondiscriminatory market access, thereby removing the requirement for utilities to purchase its output; (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility; and (4) that reduce barriers for third parties to challenge PURPA eligibility. Order No. 872 became effective on February 16, 2021. In general, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.
Changes in other current laws or regulations applicable to us or the imposition of new laws, regulations or policies in the U.S. or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government, utility or electric market regulations or policies that favor electric utilities, non-solar generation, or other market participants, or that make construction or operation of new solar generation facilities more expensive or difficult, could reduce the competitiveness of solar energy systems and cause a significant reduction in demand for our products and services and adversely impact our growth. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations.
Changes in the U.S. trade environment, including the imposition of trade restrictions, import tariffs, anti-dumping and countervailing duties could adversely affect the amount or timing of our revenue, results of operations or cash flows.
Escalating trade tensions, particularly between the U.S. and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the U.S. imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. Additionally, in January 2018, the U.S. adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974, which was extended in February 2022 for another four years. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. This tariff may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the U.S. adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the U.S. Trade

Representative increased the rate of such tariffs from 10% to 25%. These tariffs could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.
On January 15, 2020, the U.S. and China entered into an initial trade deal that preserves the bulk of the tariffs placed in 2018 and maintains a threat of additional tariffs should China breach the terms of the deal.
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
In addition, the U.S. currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and an increase in duty rates could have an adverse impact on our operating results. In February 2022, a petitioner requested that the USDOC investigate alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. On March 28, 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. On June 6, 2022, President Biden issued Proclamation 10414 that declared an emergency with respect to U.S. electricity generation capacity and stated that immediate action was needed to ensure access to a sufficient supply of solar cells and modules to assist in meeting the U.S.’ electricity generation needs temporarily waiving for 24 months the collection of antidumping and countervailing duties for certain cells and modules subject to USDOC’s investigation. As the timing and progress of many of our customers’ projects depend upon the supply of PV cells and modules, our operating results could be adversely impacted if the USDOC investigation is not resolved quickly and/or the USDOC makes negative circumvention determinations. More recently, on October 7, 2022, the Biden Administration adopted export controls related to technology that could harm U.S. national security.
Tariffs and the possibility of additional tariffs in the future, including as a result of the petition pending with the USDOC regarding circumvention of antidumping and countervailing duties, have created uncertainty in the industry. If the price of solar systems in the U.S. increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs or other trade restrictions may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.
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

Risks Related to Our Organizational Structure
We are a holding company and our principal asset is our interest in Shoals Parent and, accordingly, we are dependent upon Shoals Parent and its consolidated subsidiaries for our results of operations, cash flows and distributions.
We are a holding company and have no material assets other than our ownership of the LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, or declare and pay dividends in the future, if any, depend upon the results of operations and cash flows of Shoals Parent and its consolidated subsidiaries and distributions we receive from Shoals Parent. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions.
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
As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Owners, as well as the use of an assumed tax rate in calculating Shoals Parent’s tax distribution obligations to the Continuing Equity Owners, we may receive distributions significantly in excess of our tax liabilities. To the extent, as currently expected, we will not distribute such cash balances as dividends on shares of our Class A common stock and instead, for example, hold such cash balances or lend them to Shoals Parent, the Continuing Equity Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their LLC Interest for such Class A common stock.

Risks Related to Our Class A Common Stock
We cannot assure you that the price of our Class A common stock will not decline or not be subject to significant volatility.
The market price of our Class A common stock has and could be subject to significant fluctuations. The price of our stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including macroeconomic factors as well as factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Our certificate of incorporation authorizes us to issue up to 1,000,000,000 of our authorized shares of Class A common stock, of which 137,904,663 shares are outstanding and 31,419,913 are available upon the exchange of outstanding LLC Interests as of December 31, 2022. The exchange of LLC Interests into shares of Class A common stock and the subsequent sale of such shares, could impact the trading price of our Class A common stock.

In addition, we have, and in the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.
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
In addition, our certificate of incorporation provides that U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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

General Risk Factors
If we fail to maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.
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
These markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate and may operate in the future may also have anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. It is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.
Failure to manage the risks and challenges associated with our potential expansion into new geographic markets could adversely affect our revenue and our ability to achieve or sustain profitability.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The table below describes the material facilities owned or leased by Shoals Technologies Group, Inc. as of December 31, 2022:

Location		Status	Square Feet	Uses
1400	Shoals Way, Portland, TN	Owned	103,200	Office, manufacturing, warehousing and shipping
1035	Fred White Blvd., Portland, TN	Owned	75,360	Office, manufacturing, warehousing and shipping
109	Kirby Drive, Portland, TN	Leased	219,767	Office, manufacturing, warehousing and shipping
215	Industrial Drive, Muscle Shoals, AL	Owned	16,910	Office, manufacturing, warehousing and shipping
13370	Kirkham Way, Poway, CA	Leased	21,761	Office, manufacturing, warehousing and shipping
13651	Danielson Street, Poway, CA	Leased	15,411	Office, manufacturing, warehousing and shipping
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
Our Class A common stock is traded on the NASDAQ Global Market under the symbol “SHLS”. Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of February 21, 2023, there were five registered account holders of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 21, 2023, there were four registered account holders of our Class B common stock.
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
Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity during the quarter ended December 31, 2022.
During the quarter ended December 31, 2022, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain Continuing Equity Owners exchanged 22,396,301 LLC Units together with an equal number of shares of Class B common stock for 22,396,301 newly-issued shares of Class A common stock. These shares of Class A common stock were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Form 10-K captioned “Forward-Looking Statements” and “Risk Factors”. Management’s discussion and analysis relating to the fiscal year ended December 31, 2021 and the applicable year-to-year comparisons to the fiscal year ended December 31, 2020 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains the presentation of Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share, which are not presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share are being presented because they provide the Company, investors and readers of this Form 10-K with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-K should use Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share only in conjunction with Net Income and Net Income Attributable to Shoals Technologies Group, Inc., the most closely comparable GAAP financial measure, as applicable. Reconciliations of Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share, to the respective most closely comparable GAAP measure, as well as a calculation of Adjusted Diluted Weighted Average Shares Outstanding, are provided in “—Non-GAAP Financial Measures”.
Overview
We are a leading provider of EBOS solutions and components for solar, battery storage and electrical vehicle (“EV”) charging applications, selling to customers across the United States and internationally. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we believe customers prioritize reliability and safety over price when selecting EBOS solutions.
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
We sell our solar products principally to EPCs that build solar energy projects. However, given the mission-critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner of the solar energy project. The custom nature of our system solutions and the long development cycle for solar energy projects typically gives us 12 months or more of lead time to quote, engineer, produce and ship each order we receive, and we do not stock large amounts of finished goods.
Throughout fiscal year 2022, we have maintained focus on our growth strategy, including converting customers to our combine-as-you-go system and developing products for the rapidly growing EV charging infrastructure market. We believe that as of December 31, 2022, 14 of the top 15 solar EPCs as reported by Solar Power World Magazine use our combine-as-you-go system on their projects. As of the date of this report, we are in the process of transitioning an additional 14 EPCs and developers to our system. Additionally, in the fourth quarter of 2021, we introduced four new product families for the EV charging market and began taking orders and shipping some component products in the first quarter of 2022. Order flow and deliveries of our EV system solution continued through the fourth quarter of 2022 with scaled production underway. The first new product family is the power center which combines equipment needed to protect the charging equipment and transform voltage levels from the electric utility to those needed on the respective site. The power center provides an efficient, cost effective and aesthetically focused option versus traditional methods. The second offering focuses on quick connect solutions for chargers made by any manufacturer and any power level to connect to the Shoals system. The quick connect bases dramatically reduce the time required on site for a deployment and reduce the amount of labor required in the field. The third offering uses our BLA technology in the EV space to connect multiple chargers to a single power center. This solution eliminates the need for homeruns from each dispenser and is above ground rated which allows wire to be run above ground rather than in underground conduit. The fourth offering is a raceway system that protects the above ground EV BLAs in walk over and drive over applications. The raceway system coupled with the EV BLA deploys much more rapidly and cost effectively than traditional methods of deployment. All products launched in 2022 are certified to UL standards as of December 31, 2022.
We derived approximately 77.8% of our revenue from the sale of system solutions for the year ended December 31, 2022. For the same period, we derived substantially all of our revenue from customers in the U.S. As of December 31, 2022, we had $428.6 million of backlog and awarded orders. Backlog of $168.9 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $259.7 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed. As of December 31, 2022, backlog and awarded orders increased by 43% relative to December 31, 2021 and decreased by 9% relative to September 30, 2022.
Follow On Offering and Termination of Tax Receivable Agreement
On December 6, 2022, the Company completed a follow-on offering consisting of 27,900,000 shares of Class A common stock offered by the selling stockholders and 2,000,000 shares of Class A common stock offered by the Company. Following the closing of the follow-on offering, our Founder and certain of his affiliates beneficially own approximately 16.9% of the shares of our Class A common stock, including LLC Interests and shares of Class B common stock on an as converted basis. The Company used the proceeds of the sale of Class A common stock together with cash on hand, to make a payment of $58.0 million to terminate the Tax Receivable Agreement (“TRA”), as discussed in Note 17 of the consolidated financial statements.
Shoals Technologies Group, Inc. Ownership in Shoals Parent
As of December 31, 2022, the Company owned 81.44% of Shoals Parent. The Continuing Equity Owners owned the remaining 18.56% of Shoals Parent.
Trends and Uncertainties
In 2022, significant levels of inflation increased energy prices, freight premiums, and other operating costs, including wages. These increases are expected to persist into 2023. As a result of inflation, during 2022, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. The Federal Reserve may continue raising interest rates, and any such additional increases will have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.
In 2022, in part as a consequence of the COVID-19 pandemic and other macroeconomic events, our ability to obtain raw materials from domestic and international suppliers required to manufacture our components and system solutions, as well as our ability to secure inbound logistics to and from our facilities, were impacted, with additional delays linked to international border crossings and the associated approvals and documentation. The Company does not directly source raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain material that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist into 2023. In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels. We are continuously monitoring the situation of our supply chain and evaluating our procurement strategy and supply chain to reduce any negative impact on our business, financial condition, and results of operations.
In response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. For 2023, we anticipate continuing to carry increased inventories to mitigate these issues.

To date we have not had any material adverse effects on our financial results from the events and trends discussed above.
Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.
Revenue
We generate revenue from the sale of EBOS systems and components for homerun and combine-as-you-go architectures, battery storage and EV charging infrastructure. Our customers include EPCs, utilities, solar developers, independent power producers, solar module manufacturers and charge point operators. We derive the majority of our revenue from selling solar system solutions. When we sell a solar system solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for solar system solutions can vary from one to three months whereas manufacturing typically requires a shorter time frame. Contracts for solar system solutions can range in value from several hundred thousand to several million dollars.
Our revenue is affected by changes in the price, volume and mix of solar system solutions and components purchased by our customers. The price and volume of our system solutions and components is driven by the demand for our solar system solutions and components, changes in product mix between homerun and combine-as-you-go EBOS, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.
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
Cost of Revenue and Gross Profit
Cost of revenue consists primarily of system solutions and components costs, including purchased raw materials, as well as costs related to shipping, customer support, product warranty, personnel and depreciation of manufacturing and testing equipment. Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including copper and aluminum; component costs, including fuses, resin, enclosures, and cable; technological innovation; economies of scale resulting in lower component costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily indirect personnel and depreciation of manufacturing and testing equipment, are not directly affected by sales volume. Gross profit may vary from year to year and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method and warranty costs.
Operating Expenses
Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 99 to 115 from December 31, 2021 to December 31, 2022, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.

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
Amortization
Amortization of intangibles consists of amortization of customer relationships, developed technology, trade names, backlog and noncompete agreements over their expected period of use.
Non-operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Agreement.
Payable Pursuant to the Tax Receivable Agreement Adjustment
TRA adjustment consists of changes to our tax rate since the initial recording of the liability related to our TRA.
Gain on Termination of Tax Receivable Agreement
Gain on termination of TRA is related to the early termination and settlement of the TRA, as discussed in Note 17 of the consolidated financial statements.
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

Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2022 and 2021.
The following table summarizes our results of operations (dollars in thousands):

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ variance	% variance
Revenue	$326,940	$213,212	$113,728	53%
Cost of revenue	195,629	130,567	65,062	50%
Gross profit	131,311	82,645	48,666	59%
Operating expenses
General and administrative expenses	55,908	37,893	18,015	48%
Depreciation and amortization	9,073	8,520	553	6%
Total operating expenses	64,981	46,413	18,568	40%
Income from operations	66,330	36,232	30,098	83%
Interest expense, net	(18,538)	(14,549)	(3,989)	27%
Payable pursuant to the tax receivable agreement adjustment	(6,675)	(1,663)	(5,012)	301%
Gain on termination of tax receivable agreement	110,883	—	110,883	100%
Loss on debt repayment	—	(15,990)	15,990	(100)%
Income before income taxes	152,000	4,030	147,970	3,672%
Income tax expense	(8,987)	(86)	(8,901)	10,350%
Net income	143,013	3,944	139,069	3,526%
Less: net income attributable to non-controlling interests	15,402	1,596	13,806	865%
Net income attributable to Shoals Technologies Group, Inc.	$127,611	$2,348	$125,263	5,335%

Comparison of the years ended December 31, 2022 and 2021
Revenue
Revenue increased by $113.7 million, or 53%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers increased in 2022 as compared to 2021. We believe expanding customer recognition of the benefits of our combine-as-you-go system is continuing to result in increased demand for our products.
Cost of Revenue and Gross Profit
Cost of revenue increased by $65.1 million, or 50%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by an increase in revenue. Gross profit as a percentage of revenue increased from 38.8% in 2021 to 40.2% in 2022 due to a higher proportion of revenue generated from our combine-as-you-go system solutions, which carry higher margins than our other products, and increased leverage on fixed costs as a result of higher sales volumes.
Operating Expenses
General and Administrative

General and administrative expenses increased $18.0 million, or 48%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in general and administrative expenses was primarily the result of an increase in wages and related taxes of $7.7 million due to increased employee headcount to support our growth and public company compliance, an increase in equity-based compensation of $4.0 million, a $2.9 million increase in professional fees, mainly related to accounting, legal, and recruiting services, an increase of $0.9 million related to travel and trade shows, and a $0.7 million increase in research and development expenses.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.6 million, or 6%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to the addition of intangibles acquired in the ConnectPV acquisition.
Interest Expense
Interest expense, net increased by $4.0 million or 27%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to increased borrowings and borrowing rates. During 2022, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement.
Payable Pursuant to the Tax Receivable Agreement Adjustment
Payable pursuant to the TRA adjustment increased $5.0 million or 301% for the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to changes in our state tax rate in the current period, as compared to the prior year and a larger deferred tax asset.
Gain on Termination of Tax Receivable Agreement
Gain on termination of TRA for the year ended December 31, 2022 totaled $110.9 million, which is equal to the difference between the carrying value of the payable pursuant to the TRA recorded as of the TRA amendment date, net of related fees. There was no gain on termination of TRA for the year ended December 31, 2021.
Loss on Debt Repayment
There was no loss on debt repayment for the year ended December 31, 2022. Loss on debt repayment for the year ended December 31, 2021 totaled $16.0 million which consisted of $11.3 million of prepayment premium and $4.7 million in write-off of a portion of the deferred financing costs related to a prepayment of $150.0 million of outstanding borrowings under the Term Loan Facility.
Income Tax Expense
Income tax expense was $9.0 million for the year ended December 31, 2022 as compared to an income tax expense of $0.1 million for the year ended December 31, 2021. Our effective income tax rate for the year ended December 31, 2022 and 2021 was 5.9% and 2.1%, respectively. The 2022 and 2021 rate was impacted by a change in our effective income tax rate resulting from changes in our state nexus footprint offset with deferred tax expense related to the termination of the TRA..

Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) income tax expense, (iii) depreciation expense, (iv) amortization of intangibles, (v) payable pursuant to the TRA adjustment, (vi) gain on termination of TRA, (vii) loss on debt repayment, (viii) equity-based compensation, (ix) acquisition-related expenses, (x) COVID-19 expenses and (xi) non-recurring and other expenses. We define Adjusted Net Income as net income (loss) attributable to Shoals Technologies Group, Inc. plus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) amortization of intangibles, (iii) amortization of deferred financing costs, (iv) payable pursuant to the TRA adjustment, (v) gain on termination of TRA, (vi) loss on debt repayment, (vii) equity-based compensation, (viii) acquisition-related expenses, (ix) COVID-19 expenses and (x) non-recurring and other expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding Class B common stock for Class A common stock as of the beginning of the earliest period presented.
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

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$143,013	$3,944	$33,766
Interest expense, net	18,538	14,549	3,510
Income tax expense	8,987	86	—
Depreciation expense	1,858	1,701	1,420
Amortization of intangibles	8,651	8,352	7,985
Payable pursuant to the TRA adjustment(a)	6,675	1,663	—
Gain on termination of TRA	(110,883)	—	—
Loss on debt repayment	—	15,990	—
Equity-based compensation	16,108	11,286	8,251
Acquisition-related expenses	42	2,349	—
COVID-19 expenses(b)	—	339	2,890
Non-recurring and other expenses(c)	—	2,598	3,077
Adjusted EBITDA	$92,989	$62,857	$60,899
(a) Represents an adjustment to eliminate the adjustment of the payable pursuant to the TRA.
(b) Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees and direct legal costs associated with the pandemic.
(c) Represents certain costs associated with non-recurring professional services, our prior private equity owners’ expenses and other costs.

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Shoals Technologies Group, Inc.	$127,611	$2,348	$33,766
Net income impact from assumed exchange of Class B common stock to Class A common stock (a)	15,402	1,596	—
Adjustment to the provision for income tax (b)	(3,726)	(456)	(7,327)
Tax effected net income	139,287	3,488	26,439
Amortization of intangibles	8,651	8,352	7,985
Amortization of deferred financing costs	1,365	1,230	351
Payable pursuant to the TRA adjustment(c)	6,675	1,663	—
Gain on termination of TRA	(110,883)	—	—
Loss on debt repayment	—	15,990	—
Equity-based compensation	16,108	11,286	8,251
Acquisition-related expenses	42	2,349	—
COVID-19 expenses (d)	—	339	2,890
Non-recurring and other expenses (e)	—	2,598	3,077
Tax impact of adjustments (f)	1,158	(11,381)	(3,104)
Adjusted Net Income	$62,403	$35,914	$45,889
(a)    Reflects net income to Class A common stock from assumed exchange of corresponding shares of our Class B common stock held by our Founder and management.
(b)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of Shoals Parent LLC. The adjustment to the provision for income tax reflects the effective tax rates below, assuming Shoals Technologies Group, Inc. owns 100% of the units in Shoals Parent LLC.

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%
State and local taxes (net of federal benefit)	3.0%	6.4%	0.7%
Permanent adjustments	0.2%	1.2%	—%
Effective income tax rate for Adjusted Net Income	24.2%	28.6%	21.7%
(c)    Represents an adjustment to eliminate the adjustment of the payable pursuant to the TRA.
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

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Year Ended December 31,
	2022	2021	2020
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	114,803	99,507	N/A (b)
Assumed exchange of Class B common stock to Class A common stock	52,828	67,429	N/A (b)
Adjusted diluted weighted average shares outstanding	167,631	166,936	N/A (b)

Adjusted Net Income (a)	$62,403	$35,914	N/A (b)
Adjusted Diluted EPS	$0.37	$0.22	N/A (b)
(a)    Represents Adjusted Net Income for the full period presented.
(b)    This Non-GAAP measure is not applicable for this period, as the reorganization transactions had not yet occurred.

Liquidity and Capital Resources

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$39,455	$(4,083)	$54,082
Net cash used in investing activities	(3,657)	(17,035)	(3,236)
Net cash provided by (used in) financing activities	(36,589)	20,602	(47,855)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(791)	$(516)	$2,991
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
We (used) generated cash from operating activities of $39.5 million, $(4.1) million and $54.1 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, our cash and cash equivalents were $8.8 million and we had outstanding borrowings of $243.3 million. We also had $102.0 million available for additional borrowings under our $150.0 million Revolving Credit Facility.
Operating Activities
For the year ended December 31, 2022, cash provided by operating activities was $39.5 million, primarily due to operating results that included $143.0 million of net income, which included $65.6 million of non-cash income, an increase of $21.4 million in deferred revenue, and an increase of $10.7 million in accrued expenses and other. These cash inflows were partially offset by an increase in inventory of $36.9 million as a result of increasing our raw materials inventory to support growth and reduce the likelihood of supply chain issues from our raw materials suppliers, an increase of $22.4 million in accounts receivable and unbilled receivables, which is primarily driven by an increase in revenues, and a decrease of $11.0 million in accounts payable.

Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was $3.7 million, of which $3.2 million was attributable to the purchase of property and equipment.
Financing Activities
For the year ended December 31, 2022, net cash used in financing activities was $36.6 million, primarily due to $58.0 million paid to terminate the TRA, as discussed in Note 17 of the consolidated financial statements, plus related fees of $1.9 million, $2.0 million in payments on the Term Loan, $7.1 million in net payments on the Revolving Credit Facility, $7.8 million in distributions to our non-controlling interest holders, $1.5 million of offering costs, and $1.3 million in taxes related to net share settled equity awards. These cash outflows are partially offset by $42.9 million received in connection with the issuance of Class A common stock sold in follow-on offering, net of underwriting discounts and commissions.
Debt Obligations
For a discussion of our debt obligations see Note 9 - Long-Term Debt in our consolidated financial statements.
Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of December 31, 2022, the maximum potential payment obligation with regard to surety bonds was $8.7 million.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.
Revenue Recognition
We primarily recognize revenue over time as a result of the continuous transfer of control of our product to the customer using the output method based on units manufactured. This continuous transfer of control to the customer is supported by clauses in the contracts that provide right to payment of the transaction price associated with work performed to date on products that do not have an alternative use. We believe that recognizing revenue using the output method based on units manufactured best depicts the extent of transfer of control to the customer. If revenue were recognized at a point in time rather than over time, then for the year ended December 31, 2022, net income would have been $0.8 million lower, and EPS - basic and diluted would remain unchanged.

In certain instances the promised goods do have an alternative use. In these instances we recognize revenue when the customer obtains control of the product. Contracts of this nature typically include customer acceptance clauses, which results in revenue recognition occurring upon customer acceptance.
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
Payable Pursuant to the Tax Receivable Agreement
As discussed in Note 17 to the consolidated financial statements, we were party to a TRA , dated January 29, 2021, under which we were contractually committed to pay the TRA Owners 85% of the amount of the tax benefits, if any, that we were deemed to realize, as a result of certain transactions. Amounts payable under the TRA were contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws.
On November 29, 2022, the Company entered into an amendment to the TRA (the “TRA Amendment”), pursuant to which the parties thereto agreed to grant the Company a right to terminate the TRA until December 31, 2022 (the “TRA Termination Right”) in exchange for a termination consideration of $58.0 million payable in cash (the “TRA Termination Consideration”). The Company exercised its TRA Termination Right, and the TRA was terminated on December 6, 2022.
As of the TRA Amendment date, we concluded it was probable that the expected payments related to the payable pursuant to the TRA had changed. As a result of this change, the Company remeasured the payable pursuant to the TRA to $58.0 million. We analyzed the relevant accounting guidance and considered the nature of the TRA termination and the involved parties in order to determine if the transaction should be recorded as a gain in the Consolidated Statement of Operations or as a stockholder contribution. Ultimately, we determined that, despite the involvement of the Founder, the transaction was performed at arm's length, both parties received the same payment based upon ownership percentage, and therefore, the gain should be recorded in the Consolidated Statement of Operations as of the TRA Amendment date. If the transaction had been accounted for as a stockholder contribution rather than a gain in the Consolidated Statement of Operations, then for the year ended December 31, 2022 net income would have been $110.9 million lower, EPS - basic would have decreased by $0.96 and EPS - diluted would have decreased by $0.70.
Equity-Based Compensation
2021 Long-term Incentive Plan
The Company recognizes equity-based compensation expense based on the equity award’s grant date fair value. The determination of the fair value of equity awards issued to employees of the Company is based upon the closing market price of the Company's common stock on the day prior to the grant date. Equity-based compensation expense related to performance stock units is recognized if it is probable that the performance conditions will be satisfied. The Company accounts for forfeitures as they occur. The grant date fair value of each unit is amortized on a straight-line basis over the requisite service period, including those units with graded vesting. However, the amount of equity-based compensation at any date is at least equal to the portion of the grant date fair value of the award that is vested.
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of operations. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2022, we had $291.6 million of deferred tax assets, and no valuation allowance. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in steel, aluminum and copper prices and customer concentrations. We do not hold or issue financial instruments for trading purposes.
Concentrations of Major Customers
Our customers include EPCs, utilities, solar developers, and solar module manufacturers, but we derive the majority of our revenue from the sale of products to EPCs. Our EPC customers typically construct multiple projects for several different owners. For the year ended December 31, 2022, our largest customer and five largest customers constituted approximately 8.4% and 35.8% of total revenue, respectively. The loss of any one of our top five customers could have a material adverse effect on our financial conditions and results of operations. Further, our trade accounts receivable are from companies within the solar industry and, as such, we are exposed to normal industry credit risks. As of December 31, 2022, our largest customer and five largest customers constituted 3.4% and 24.1% of trade accounts receivable, respectively. We do not require collateral on our customers’ trade receivables. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.
Commodity Price Risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, including copper, that are used in our products. Prices of these raw materials may be affected by supply restrictions, inflation or other market factors from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price increases for these raw materials could reduce our operating margins if we are unable to recover such increases from our customers, in the form of increased prices, which could harm our business, financial condition and results of operations.
Interest Rate Risk
As of December 31, 2022, our long-term debt totaled $243.3 million. We have interest rate exposure with respect to the $243.3 million balance as it is all variable interest rate debt. A 100 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $2.4 million.

Item 8. Financial Statements and Supplementary Data
The financial statements required by this item are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
BDO USA, LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears in "Item 8. Financial Statements and Supplementary Data" and is incorporated by reference to this Item 9A.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
4.1	Description of Registered Securities	10-K	3/11/2022	4.1
10.1†	Employment Agreement, effective as of October 3, 2022, by and between Dominic Bardos and Shoals Technologies Group, LLC	10-Q	11/14/2022	10.1
10.2	Tax Receivable Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Shoals Parent LLC and the other parties	8-K	1/29/2021	10.1
10.3	Tax Receivable Agreement Amendment, dated as of November 29, 2022, by and among Shoals Technologies Group, Inc. and the other parties thereto	8-K	11/30/2022	10.1
10.4	Third Amended and Restated Limited Liability Company Agreement, dated as of January 29, 2021, by and among Shoals Parent LLC, Dean Solon and Shoals Management	8-K	1/29/2021	10.3
10.5	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Shoals Parent LLC, dated December 6, 2022	8-K	12/6/2022	10.1
10.6	Registration Rights Agreement, dated January 29, 2021 by and among Shoals Technologies Group, Inc. and certain holders identified therein	8-K	1/29/2021	4.1
10.7†	Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan	S-8	1/29/2021	10.1

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
10.8†	Form of RSU Grant Notice and Award Agreement (Employees)	S-8	1/29/2021	10.2
10.9†	Form of RSU Grant Notice and Award Agreement (Directors)	S-8	1/29/2021	10.3
10.10†	Form of Director and Officer Indemnification Agreement	S-1/A	1/25/2021	10.5
10.11	Stockholders’ Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Oaktree Power Opportunities Fund IV (Delaware) Holdings, LP, Solon Holdco I, GP, Solon Holdco II, GP, Dean Solon and Shoals Management Holdings LLC	8-K	1/29/2021	10.2
10.12†	Employment Agreement, effective as of December 18, 2020, by and between Dean Solon and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.8
10.13†	Employment Agreement, effective as of December 18, 2020, by and between Jason Whitaker and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.9
10.14†	Employment Agreement, effective as of December 18, 2020, by and between Philip Garton and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.10
10.15†	Employment Agreement, effective as of December 31, 2020, by and between Mehgan Peetz and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.11
10.16	Amendment No. 2, dated as of December 30, 2020, to the Credit Agreement, dated as of November 25, 2020, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A. and Guggenheim Securities, LLC, as lead arrangers and bookrunners	S-1/A	1/25/2021	10.1
10.17	Amendment No. 3 to Credit Agreement, dated as of November 10, 2022, between Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A.	10-Q	11/10/2021	10.1
10.18	Amendment No. 5 to Credit Agreement, dated as of May 2, 2022, between Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Revolving Facility Administrative Agent and each L/C Issuer and lender	8-K	5/5/2022	10.1
10.19†	Engagement Letter, dated as of April 7, 2022, between Shoals Technologies Group, Inc. and Ham, Langston & Brezina, L.L.P.	8-K	4/8/2022	10.1
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO USA, LLP, as to Shoals Technologies Group, Inc.

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

________
* Filed herewith
† Indicates a management contract or compensatory plan.

Item 16. Form 10–K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2023.

Shoals Technologies Group, Inc.

By:	/s/ Jason Whitaker
	Name:	Jason Whitaker
	Title:	Chief Executive Officer

* * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Jason Whitaker	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 28, 2023
Jason Whitaker

/s/ Dominic Bardos	Chief Financial Officer	February 28, 2023
Dominic Bardos	(Principal Financial and Accounting Officer)

/s/ Brad Forth	Chair of the Board of Directors	February 28, 2023
Brad Forth

/s/ Ty Daul	Member of the Board of Directors	February 28, 2023
Ty Daul

/s/ Lori Sundberg	Member of the Board of Directors	February 28, 2023
Lori Sundberg

/s/ Toni Volpe	Member of the Board of Directors	February 28, 2023
Toni Volpe

/s/ Peter Wilver	Member of the Board of Directors	February 28, 2023
Peter Wilver

/s/ Jeannette Mills	Member of the Board of Directors	February 28, 2023
Jeannette Mills

/s/ Robert Julian	Member of the Board of Directors	February 28, 2023
Robert Julian

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Shoals Technologies Group, Inc.
Portland, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Shoals Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in members’/stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Termination of the Tax Receivable Agreement

As described in Note 17 to the consolidated financial statements, the Company entered into an amendment to the Tax Receivable Agreement (“TRA”, collectively the “TRA Amendment”) on November 29, 2022, pursuant to which the parties thereto agreed to grant the Company a right to terminate the TRA in exchange for a termination consideration of $58.0 million, payable in cash (the “TRA Termination”). The Company reassessed the liability related to the payable pursuant to the TRA at the TRA Amendment date and concluded it was probable that the expected payments related to the payable pursuant to the TRA had changed. As a result of this change, the Company remeasured the payable pursuant to the TRA to $58.0 million on the TRA Amendment date, resulting in a gain on the termination of the TRA of $110.9 million. As part of the evaluation to determine if the gain should be recognized as income in the consolidated statement of operations or a stockholder contribution the Company concluded the termination of the TRA was negotiated in an arm’s length transaction with the majority owner of the TRA, a third party, and both the third party and the related party received the same value based upon ownership percentage, and therefore, the gain should be recorded in the consolidated statement of operations.

We identified the accounting for the TRA Termination as a critical audit matter. The principal considerations for our determination were the significant judgment required in the evaluation of the contract terms pursuant to the TRA to determine the appropriate accounting treatment. Auditing these elements involved especially complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:
•Inspecting related TRA agreements and amendments, and minutes of the Board of Directors, and vouching the TRA termination payment to the underlying bank statement.
•Utilizing personnel with specialized knowledge and experience in technical accounting to assist in (i) evaluating management’s interpretation of relevant terms and conditions of the agreements, and (ii) evaluating management’s application of authoritative accounting guidance.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2017.
Austin, Texas
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Shoals Technologies Group, Inc.
Portland, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Shoals Technologies Group, Inc. and Subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in members’/stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Austin, Texas
February 28, 2023

Shoals Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except shares and par value)

	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$8,766	$5,006
Accounts receivable, net	50,575	31,499
Unbilled receivables	16,713	13,533
Inventory, net	72,854	38,368
Other current assets	4,632	5,042
Total Current Assets	153,540	93,448
Property, plant and equipment, net	16,870	15,574
Goodwill	69,941	69,436
Other intangible assets, net	56,585	65,236
Deferred tax assets	291,634	176,958
Other assets	6,325	5,762
Total Assets	$594,895	$426,414

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$9,481	$19,985
Accrued expenses and other	17,882	7,728
Deferred revenue	23,259	1,841
Long-term debt—current portion	2,000	2,000
Total Current Liabilities	52,622	31,554
Revolving line of credit	48,000	55,140
Long-term debt, less current portion	189,063	189,913
Payable pursuant to the tax receivable agreement	—	156,374
Other long-term liabilities	4,221	931
Total Liabilities	293,906	433,912
Commitments and Contingencies (Note 15)
Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 137,904,663 and 112,049,981 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; 31,419,913 and 54,794,479 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	256,894	95,684
Accumulated earnings (deficit)	34,478	(93,133)
Total stockholders’ equity attributable to Shoals Technologies Group, Inc.	291,374	2,553
Non-controlling interests	9,615	(10,051)
Total stockholders’ equity (deficit)	300,989	(7,498)
Total Liabilities and Stockholders’ Equity (Deficit)	$594,895	$426,414
See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$326,940	$213,212	$175,518
Cost of revenue	195,629	130,567	108,972
Gross profit	131,311	82,645	66,546
Operating expenses
General and administrative expenses	55,908	37,893	21,008
Depreciation and amortization	9,073	8,520	8,262
Total operating expenses	64,981	46,413	29,270
Income from operations	66,330	36,232	37,276
Interest expense, net	(18,538)	(14,549)	(3,510)
Payable pursuant to the tax receivable agreement adjustment	(6,675)	(1,663)	—
Gain on termination of tax receivable agreement	110,883	—	—
Loss on debt repayment	—	(15,990)	—
Income before income taxes	152,000	4,030	33,766
Income tax expense	(8,987)	(86)	—
Net income	143,013	3,944	33,766
Less: net income attributable to non-controlling interests	15,402	1,596	—
Net income attributable to Shoals Technologies Group, Inc.	$127,611	$2,348	$33,766

	Year Ended December 31, 2022	Period from January 27, 2021 to December 31, 2021
Earnings (loss) per share of Class A common stock:
Basic	$1.11	$ (0.00)
Diluted	$0.85	$ (0.00)
Weighted average shares of Class A common stock outstanding:
Basic	114,495	99,269
Diluted	167,631	99,269

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit)
(in thousands, except shares)

	Members’ Equity (Deficit)	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Members'/Stockholders' Equity (Deficit)

		Shares	Amount	Shares	Amount
Balance at December 31, 2019	$149,906	—	$—	—	$—	$—	$—	$—	$149,906
Member distributions	(376,046)	—	—	—	—	—	—	—	(376,046)
Equity-based compensation	8,251	—	—	—	—	—	—	—	8,251
Net income	33,766	—	—	—	—	—	—	—	33,766
Balance at December 31, 2020	(184,123)	—	—	—	—	—	—	—	(184,123)
Net income prior to the Organizational Transactions	2,675	—	—	—	—	—	—	—	2,675
Effect of Organizational Transactions	181,448	81,977,751	1	78,300,817	1	—	(92,806)	(88,644)	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions and offering costs	—	11,550,000	—	(5,234,210)	—	69,939	—	70,976	140,915
Activity subsequent to the Organizational Transactions:
Deferred tax adjustments related to Tax Receivable Agreements	—	—	—	—	—	20,997	—	—	20,997
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts and commissions	—	10,402,086	—	—	—	281,064	—	—	281,064
Purchase of LLC Interests and Class B common stock	—	—	—	(10,402,086)	—	(281,064)	—	—	(281,064)
Exchange of Class B to Class A common stock	—	7,870,042	—	(7,870,042)	—	—	—	—	—
Deferred tax adjustment related to ConnectPV LLC conversion	—	—	—	—	—	(238)	—	—	(238)
Issuance of Class A common stock in connection with an acquisition	—	209,437	—	—	—	6,500	—	—	6,500

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (continued)
(in thousands, except shares)

	Members’ Equity (Deficit)	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Members'/Stockholders' Equity (Deficit)

		Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	—	(327)	1,596	1,269
Equity-based compensation	—	—	—	—	—	9,481	—	—	9,481
Activity under stock compensation plan	—	—	—	—	—	(3,755)	—	3,618	(137)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,837)	(4,837)
Vesting of restricted stock units	—	40,665	—	—	—	—	—	—	—
Reallocation of non-controlling interests	—	—	—	—	—	(7,240)	—	7,240	—
Balance at December 31, 2021	—	112,049,981	1	54,794,479	1	95,684	(93,133)	(10,051)	(7,498)
Net income	—	—	—	—	—	—	127,611	15,402	143,013
Equity-based compensation	—	—	—	—	—	17,913	—	—	17,913
Activity under equity-based compensation plan	—	—	—	—	—	(6,719)	—	5,422	(1,297)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,762)	(7,762)
Vesting of restricted stock units	—	480,116	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock	—	23,374,566	—	(23,374,566)	—	115,396	—	—	115,396
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts and commissions and offering costs	—	2,000,000	—	—	—	41,224	—	—	41,224
Reallocation of non-controlling interests	—	—	—	—	—	(6,604)	—	6,604	—
Balance at December 31, 2022	$—	137,904,663	$1	31,419,913	$1	$256,894	$34,478	$9,615	$300,989

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$143,013	$3,944	$33,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,509	10,053	9,405
Amortization/write off of deferred financing costs	1,365	5,969	351
Equity-based compensation	16,108	11,286	8,251
Provision for credit losses	200	—	—
Provision for obsolete or slow-moving inventory	2,073	(1,418)	188
Deferred taxes	8,406	(1,476)	—
Payable pursuant to the tax receivable agreement adjustment	6,675	1,663	—
Gain on termination of tax receivable agreement	(110,883)	—	—
Gain on sale of assets	—	52	—
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	(19,207)	818	288
Unbilled receivables	(3,180)	(9,739)	(1,289)
Inventory	(36,927)	(17,188)	(6,475)
Other assets	244	341	643
Accounts payable	(11,029)	(3,877)	4,251
Accrued expenses and other	10,670	(6,179)	4,949
Deferred revenue	21,418	1,668	(246)
Net Cash Provided by (Used in) Operating Activities	39,455	(4,083)	54,082
Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(3,154)	(4,126)	(3,236)
Acquisition of a business, net of cash acquired	—	(12,909)	—
Other	(503)	—	—
Net Cash Used in Investing Activities	(3,657)	(17,035)	(3,236)
Cash Flows from Financing Activities
Distributions to non-controlling interests	(7,762)	(4,837)	(376,046)
Employee withholding taxes related to net settled equity awards	(1,297)	(137)	—
Deferred financing costs	—	(94)	(11,821)
Proceeds from term loan facility	—	—	350,000
Payments on term loan facility	(2,000)	(152,750)	—
Proceeds from revolving credit facility	46,000	49,140	20,000
Repayments of revolving credit facility	(53,140)	(14,000)	—
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	278,833	—
Purchase of LLC Interests with proceeds from IPO	—	(124,312)	—
Proceeds from issuance of Class A common stock in follow-on offering, net of underwriting discounts and commissions	42,943	281,064	—
Purchase of LLC Interests with proceeds from follow-on offering	—	(281,064)	—

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Payment of debt assumed in acquisition	—	(1,537)	—
Deferred offering costs	(1,463)	(9,704)	(3,738)
Payments on senior debt - term loan	—	—	(26,250)
Proceeds from delayed draw term loan facility	—	—	20,000
Payments on delayed draw term loan facility	—	—	(20,000)
Early termination payment of tax receivable agreement	(58,000)	—	—
Payment of fees for tax receivable agreement termination	(1,870)	—	—
Net Cash Provided by (Used in) Financing Activities	(36,589)	20,602	(47,855)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(791)	(516)	2,991
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	9,557	10,073	7,082
Cash, Cash Equivalents and Restricted Cash—End of Period	$8,766	$9,557	$10,073

	Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flows Information:
Cash paid for interest	$12,840	$10,809	$3,033
Cash paid for taxes	$786	$1,190	$—
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$—	$3,902	$—
Recording of deferred tax assets related to exchanges of Class B common stock to Class A common stock	$123,157	$187,915	$—
Recording of amounts payable pursuant to tax receivable agreement	$7,761	$154,711	$—
Capital contribution related to tax receivable agreement exchanges of Class B common stock to Class A common stock	$115,396	$27,011	$—
Income tax receivable from merger due to former owner	$—	$3,842	$—
Deferred tax asset and additional paid-in capital from ConnectPV	$—	$238	$—
Class A common stock issued in ConnectPV acquisition	$—	$6,500	$—

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business
Shoals Technologies Group, Inc. (the “Company”) was formed as a Delaware corporation on November 4, 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related organizational transactions to carry on the business of Shoals Parent LLC and its subsidiaries (“Shoals Parent”).
Shoals Parent is a Delaware limited liability company formed on May 9, 2017. The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components for solar, battery storage and electric vehicle charging applications, selling to customers across the United States and internationally. Shoals Parent, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Intermediate”) and Shoals Holdings LLC (“Holdings”) owns four other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC, (collectively “Shoals”) and Shoals Connect LLC. Shoals Parent acquired Shoals on May 25, 2017.
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
Initial Public Offering
On January 29, 2021, the Company completed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters’ over-allotment option. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions of $9.9 million, which was used to purchase 6,315,790 newly-issued membership interests (“LLC Interests”) from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of $25.00 per share.
Organizational Transactions
In connection with the IPO, the Company and Shoals Parent completed a series of transactions (the “Organizational Transactions”) including the following:
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
•the Company’s certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 78,300,817 shares of Class B common stock to the former Class B and Class C members of Shoals Parent (the “Continuing Equity Owners”) on a one-to-one basis with the number of LLC Interests they own; and
•the acquisition, by merger, of Shoals Investment CTB or the former Class A member of Shoals Parent (the “Class A Shoals Equity Owners”), for which the Company issued 81,977,751 shares Class A common stock as merger consideration (the “Merger”).
Follow-On Offerings

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

On July 16, 2021, the Company completed a follow-on offering consisting of 4,989,692 shares of Class A common stock offered by selling stockholders and 10,402,086 shares of Class A common stock offered by the Company. The Company used the proceeds of the sale of Class A common stock to purchase an equal number of LLC Interests and Class B common stock from our founder and management.
On December 6, 2022, the Company completed a follow-on offering consisting of 27,900,000 shares of Class A common stock offered by the selling stockholders and 2,000,000 shares of Class A common stock offered by the Company. The Company used the proceeds of the sale of Class A common stock together with cash on hand, to make a payment of $58.0 million to terminate the Tax Receivable Agreement (“TRA”). See Note 17 – Payable Pursuant to the Tax Receivable Agreement.

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
Non-controlling Interests
The non-controlling interests on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interests in the Company’s subsidiary, Shoals Parent, held by the Continuing Equity Owners. Non-controlling interests on the consolidated balance sheet represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of December 31, 2022, the non-controlling interests were 18.56%.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue recognition, allowance for credit losses, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets, allowance for obsolete or slow moving inventory, payable pursuant to the TRA, valuation allowance on deferred tax assets and equity-based compensation expense.
Impact of Macroeconomic Events
In 2022, macroeconomic events, including the ongoing COVID-19 pandemic, impacted our business in the following ways:
•Our ability to obtain raw materials from domestic and international suppliers required to manufacture our components; and

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

•Our ability to secure inbound logistics to our facilities, with additional delays linked to international border crossings.
Significant levels of inflation have increased energy prices, freight premiums, and other operating costs. As a result of inflation, during 2022, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement, as defined below. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during 2023.
The Company does not directly source raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain material that can be sourced in Europe and, as a result, increased global costs for the procurement of some inputs and materials used in our products. We do not know the ultimate severity or duration of the conflict in Ukraine, but we are continuously monitoring the situation and evaluating our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition, and results of operations.
As response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term.
To date we have not had any material adverse effects on our financial results from these events.
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include cash on hand, cash held in demand deposit accounts, and all highly liquid financial instruments purchased with a maturity of three months or less.
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Restricted cash is restricted as to withdrawal or use. Prior to the termination of the TRA, tax distributions paid by Shoals Parent to the Company were restricted under the LLC Agreement for future payments under the TRA and totaled $4.6 million as of December 31, 2021.
A reconciliation of cash, cash equivalents and restricted cash to the consolidated statement of cash flows is as follows (in thousands):

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$8,766	$5,006	$10,073
Restricted cash included in other current asset	—	—	—
Restricted cash included in other assets	—	4,551	—
Total cash, cash equivalents and restricted cash	$8,766	$9,557	$10,073

Accounts Receivable and Allowance for Credit Losses
Accounts receivable is comprised of amounts billed to customers, net of an allowance for credit losses. Interest is not charged on receivables. The allowance for credit losses is estimated by management and is based on historical experience, current conditions and reasonable forecasts. Periodically, management reviews the accounts receivable balances of its customers and adjusts the allowance based on current circumstances

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

and charges off uncollectible receivables when all attempts to collect have failed, although collection efforts may continue.
Unbilled Receivables
Unbilled receivables arise when the Company recognizes revenue for amounts which cannot yet be billed under terms of the contract with the customer.
Inventory
Inventories consist of raw materials. Inventories are stated at the lower of cost or net realizable value. Cost is calculated using the first-in first-out method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.
Property, Plant, and Equipment
Property, plant, and equipment acquired in the acquisition of Shoals and ConnectPV are recorded at fair value at the date of acquisition; all other property, plant and equipment are recorded at cost, net of accumulated depreciation. Improvements, betterments and replacements which significantly extend the life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred.
A gain or loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of accumulated depreciation, and the sales proceeds received. A gain or loss on an asset disposal is recognized in the period that the sale occurs.
Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Management determined there was no impairment for the years ended December 31, 2022, 2021 and 2020.
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
The Company completes its annual goodwill impairment test as of October 1 each year. For the years ended December 31, 2022, 2021 and 2020, the Company performed a qualitative assessment of its goodwill and determined no impairment. Since the Company’s formation on May 9, 2017, the Company has not had any goodwill impairment.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Amortizable and Other Intangible Assets
The Company amortizes identifiable intangible assets consisting of customer relationships, developed technology, trade names, backlog and noncompete agreements because these assets have finite lives. The Company’s intangible assets with finite lives are amortized on a straight‐line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles, as described in the “Impairment of Long-Lived Assets” significant accounting policy.
Deferred Offering Costs
Deferred offering costs consist primarily of registration fees, filing fees, listing fees, specific legal and accounting costs and transfer agent fees, which are direct and incremental fees related to the IPO and follow-on offerings.
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
The Company primarily recognizes revenue over time as a result of the continuous transfer of control of its product to the customer using the output method based on units manufactured. This continuous transfer of control to the customer is supported by clauses in the contracts that provide rights to payment of the transaction price associated with work performed to date on products that do not have an alternative use to the Company. Management believes that recognizing revenue using the output method based on units manufactured best depicts the extent of transfer of control to the customer.
In certain instances the promised goods do have an alternative use. In these instances revenue is recognized when the customer obtains control of the product. Contracts of this nature typically include customer acceptance clauses, which results in revenue recognition occurring upon customer acceptance.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
Shipping and Handling
The Company accounts for shipping and handling related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, payment by the Company’s customers for shipping and handling costs for delivery of the Company’s products are recorded as a component of revenue in the accompanying consolidated statements of operations. Shipping and handling expenses are included as a component of cost of revenue as incurred and totaled $7.0 million, $5.2 million and $4.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Concentrations
The Company has cash deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on such amount and believes it is not subject to significant credit risk related to cash balances. As of December 31, 2022, $8.3 million of the Company’s bank balances were in excess of FDIC insurance limits.
The Company had the following revenue concentrations representing 10% or more of revenue for any period in the years ended December 31, 2022, 2021 and 2020 and related accounts receivable concentrations as of December 31, 2022 and 2021:

	2022		2021		2020
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %	Revenue %
Customer A	6.3%	5.1%	11.3%	4.6%	21.8%
Customer B	7.0%	8.4%	18.3%	15.8%	18.4%
Customer C	6.0%	12.6%	10.0%	23.7%	9.4%

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
The fair values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

long-term debt approximates fair value, as it is based on current market rates at which the Company could borrow funds with similar terms.
The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As it relates to the Company, this applies to certain nonfinancial assets and liabilities acquired in business combinations.
Income Taxes
Pre-IPO Income Taxes
Shoals Parent was treated as a partnership and was not subject to federal income tax; rather, Shoals Parent’s taxable income was passed through to its members and subject to federal income tax at the member level.
Shoals Parent is the sole member of the following subsidiary LLCs, which are treated as disregarded entities for federal income tax purposes: Intermediate, Holdings, and Shoals. The activities of Shoals Parent and its subsidiary LLCs are reported on the federal income tax return of Shoals Parent.
Shoals Parent and its subsidiary LLCs are generally not subject to state income tax; however, Shoals Technologies Group, LLC and Shoals Technologies, LLC pay various state and franchise taxes.
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
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

financial statement caption in the accompanying consolidated statements of operations. The Company did not have any material interest and penalties during the years ended December 31, 2022, 2021 and 2020.
The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on each jurisdictions’ rules, beginning generally after the income tax returns are filed.
Product Warranty
The Company offers an assurance type warranty for its products against manufacturer defects and does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary. As of December 31, 2022 and 2021 our estimated accrued warranty reserve was $0.6 million and $0.1 million, respectively.
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
Equity-Based Compensation
The Company recognizes equity-based compensation expense based on the equity award’s grant date fair value. The determination of the fair value of equity awards issued to employees of the Company is based upon the closing market price of the Company’s common stock on the day prior to the grant date. Equity-based compensation expense related to performance stock units is recognized if it is probable that the performance condition will be satisfied. The Company accounts for forfeitures as they occur. The grant date fair value of each unit is amortized on a straight-line basis over the requisite service period, including those units with graded vesting. However, the amount of equity-based compensation at any date is at least equal to the portion of the grant date fair value of the award that is vested.
Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as unvested restricted stock units, were exercised and converted into shares. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive.
Segment Reporting
ASC 280 (“Segment Reporting”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

allocate resources and in assessing performance. The Company manages its business on the basis of one operating and reportable segment and derives revenues from selling its product.
Advertising Expenses
Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2022, 2021 and 2020 were not material to our consolidated financial statements.
Research and Development Expenses
Research and development expenses are expensed as incurred. Research and development expenses for the years ended December 31, 2022, 2021 and 2020 were not material to our consolidated financial statements.
New Accounting Standards
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, and which requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard was adopted on December 31, 2022 as the Company lost its status as an Emerging Growth Company effective December 31, 2022 and therefore was required to adopt the standard for the year ending December 31, 2022. As the Company’s credit losses are typically minimal, the adoption of this standard did not have a significant impact on the consolidated financial statements.
Not Yet Adopted

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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

The Company expensed acquisition-related costs of $2.3 million which are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021. The goodwill and acquisition costs are not deductible for tax purposes.
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

4.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2022	2021
Accounts receivable	$51,061	$32,015
Less: allowance for credit losses	(486)	(516)
Accounts receivable, net	$50,575	$31,499

5.    Inventory
Inventory, net consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$75,778	$39,265
Allowance for obsolete or slow-moving inventory	(2,924)	(897)
Inventory, net	$72,854	$38,368

6.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2022	2021
Land	N/A	$840	$840
Building and land improvements	5-40	9,031	7,801
Machinery and equipment	3-5	12,371	10,693
Furniture and fixtures	3-7	1,787	1,775
Vehicles	5	125	65
		24,154	21,174
Less: accumulated depreciation		(7,284)	(5,600)
Property, plant and equipment, net		$16,870	$15,574

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $1.9 million, $1.7 million and $1.4 million, respectively. During the years ended December 31, 2022, 2021 and 2020, $1.5 million, $1.5 million and $1.1 million, respectively, of depreciation expense was allocated to cost of revenue. During the years ended December 31, 2022, 2021 and 2020, $0.4 million, $0.2 million and $0.3 million, respectively, of depreciation expense was allocated to operating expenses.

7.    Goodwill and Other Intangible Assets
Goodwill

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Goodwill relates to the acquisition of Shoals and ConnectPV. As of December 31, 2022 and 2021, goodwill totaled $69.9 million and $69.4 million, respectively. Changes in the carrying amount of goodwill during the years ended December 31, 2022 and 2021 are shown below (in thousands):

Goodwill
Balance at December 31, 2020	$50,176
Acquisition of ConnectPV	19,260
Balance at December 31, 2021	69,436
Adjustments related to finalization of working capital in the acquisition of ConnectPV	505
Balance at December 31, 2022	$69,941

Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2022	2021
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		22,925	18,629
Developed technology		14,860	12,199
Trade names		5,230	4,103
Backlog		600	200
Noncompete agreements		2,000	1,833
Total accumulated amortization		45,615	36,964
Total other intangible assets, net		$56,585	$65,236

Amortization expense related to intangible assets amounted to $8.7 million, $8.4 million and $8.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated future annual amortization expense for other intangible assets, net are as follows (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

For the Year Ended December 31,	Amortization Expense
2023	$7,918
2024	7,585
2025	7,585
2026	7,585
2027	7,585
Thereafter	18,327
$56,585

8.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$4,917	$2,882
Accrued interest	7,226	3,095
Other accrued expenses	5,739	1,751
Total accrued expenses and other	$17,882	$7,728

9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2022	2021
Term Loan Facility	$195,250	$197,250
Revolving Credit Facility	48,000	55,140
Less: deferred financing costs	(4,187)	(5,337)
Total debt, net of deferred financing costs	239,063	247,053
Less: current portion	(2,000)	(2,000)
Long-term debt, net current portion	$237,063	$245,053

The aggregate amounts of principal maturities on the Company’s long-term debt is as follows (in thousands):

For the Year Ended December 31,
2023	$2,000
2024	2,000
2025	2,000
2026	237,250
$243,250

Senior Secured Credit Agreement

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

On November 25, 2020 Shoals Holdings, entered into a senior secured credit agreement (as amended, the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”), (ii) a $30.0 million senior secured delayed draw term loan facility, which matures concurrently with the six-year Term Loan Facility (the “Delayed Draw Term Loan Facility”) and (iii) an uncommitted super senior first out revolving credit facility (the “Revolving Credit Facility”).
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
On May 2, 2022, Shoals Holdings entered into an amendment to the Senior Secured Credit Agreement in order to increase the amount available for borrowing under the Revolving Credit Facility from $100.0 million to $150.0 million. The amendment also set forth Secured Overnight Financing Rate (“SOFR”) as the benchmark rate to succeed London Interbank Offered Rate and amended the financial covenant such that, commencing with September 30, 2022, Shoals Holdings shall not permit its Consolidated First Lien Secured Leverage Ratio (as defined in the Senior Secured Credit Agreement) to exceed 6.50:1.00.
As of December 31, 2022, the outstanding balance of the Term Loan Facility was $195.3 million. The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of deferred financing fees of $4.2 million and $5.3 million as of December 31, 2022 and 2021, respectively. The deferred financing fees are being amortized using the effective interest method. The effective interest rate as of December 31, 2022 and 2021, was 7.06% and 6.42%, respectively. As of December 31, 2022, the Revolving Credit Facility balance was $48.0 million and the Company had $102.0 million of availability under the Revolving Credit Facility.
Interest Rate
The interest rates applicable to the loans under the Term Loan Facility are based on a rate of interest determined by reference to either: (i) a base rate plus an applicable margin equal to (a) on and after December 30, 2020 until the later of either (1) February 28, 2021 or (2) December 31, 2022 so long as Holdings has prepaid the loans under the Term Loan Facility on or prior to February 28, 2021 in an amount that results in the aggregate outstanding principal amount of loans under the Term Loan Facility being equal to or less than the sum of (A) $200.0 million minus (B) any mandatory prepayments of the principal amount of loans under the Term Loan Facility or amortization payments made prior to February 28, 2021, 2.25% and (b) thereafter, either (1) if Holdings has consummated an IPO the net cash proceeds of which have been used to repay the principal amount of the loans under the Term Loan Facility in an amount no less than $70.0 million, 4.75% or (2) otherwise, 5.00%; or (ii) a SOFR rate plus an applicable margin equal to (a) on and after December 30, 2020 until the later of either (1) February 28, 2021 or (2) December 31, 2022 so long as Holdings has prepaid the loans under the Term Loan Facility on or prior to February 28, 2021 in an amount that results in the aggregate outstanding principal amount of loans under the Term Loan Facility being equal to or less than the sum of (A) $200.0 million minus (B) any mandatory prepayments of the principal amount of loans under the Term Loan Facility or amortization payments made prior to February 28, 2021, 3.25% and (b) thereafter, either (1) if Holdings has consummated an IPO the net cash proceeds of which have been used to repay the principal

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

amount of the loans under the Term Loan Facility in an amount no less than $70.0 million, 5.75% or (2) otherwise, 6.00%.
The interest rates applicable to the loans under the Revolving Credit Facility are based on a rate of interest determined by reference to either (i) a base rate plus an applicable margin equal to 2.25% or (ii) a SOFR rate plus an applicable margin equal to 3.25%.
As of December 31, 2022, interest rates on the Term Loan Facility was SOFR plus 3.25%, or 7.51%, and the Revolving Credit Facility was SOFR plus 3.25%, ranging from 7.00% to 7.92%.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
The Revolving Credit Facility also includes a Consolidated Leverage Ratio financial covenant that is tested on the last day of each fiscal quarter. To remain in compliance with the financial covenant, Shoals Intermediate Holdings shall not permit the Consolidated Leverage Ratio, as of the last day of any quarter, to be greater than 6.50 to 1.00.
As of December 31, 2022, the Company was in compliance with all the required covenants.

10.    Earnings per Share (“EPS”)
Basic EPS of Class A common stock is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed similarly to basic EPS except the weighted average shares outstanding are increased to include additional shares from the exchange of Class B common stock under the if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted/performance stock units are considered common stock equivalents for this purpose.
All earnings prior to and up to January 26, 2021, the date of the IPO, were entirely allocable to non-controlling interests and, as a result, EPS information is not applicable for reporting periods prior to this date. Consequently, only the net income (loss) allocable to Shoals Technologies Group, Inc. from the period subsequent to January 26, 2021 is included in the net income (loss) attributable to the stockholders of Class A common stock for the periods ended December 31, 2022.
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022	Period from January 27, 2021 to December 31, 2021
Numerator:
Net income (loss) attributable to Shoals Technologies Group, Inc. - basic	$127,611	$(327)
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock	15,402	—
Net income (loss) attributable to Shoals Technologies Group, Inc. - diluted	$143,013	$(327)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	114,495	99,269
Effect of dilutive securities:
Restricted / performance stock units	308	—
Class B common stock	52,828	—
Weighted average shares of Class A common stock outstanding - diluted	167,631	99,269

Earnings (loss) per share of Class A common stock - basic	$1.11	$ (0.00)
Earnings (loss) per share of Class A common stock - diluted	$0.85	$ (0.00)

For the period from January 27, 2021 to December 31, 2021, the reallocation of net income attributable to non-controlling interest from the assumed exchange of Class B common stock has been excluded along with the dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive, as they were antidilutive.

11.    Equity-Based Compensation
2021 Long-term Incentive Plan
On January 26, 2021, the Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the period from January 26, 2021 to December 31, 2021, the Company granted 1,701,306 restricted stock units (“RSUs”) to certain employees, officers and directors of the Company. The RSUs had grant date fair values ranging from $21.50 to $34.60 per unit and generally vest ratably over either 4 years or 3 years, except for some officer and employee grants for bonuses which immediately vested or vest over 1 year. There were a limited number of awards with immediate vesting.
During the year ended December 31, 2022, the Company granted 727,001 restricted stock units (“RSUs”) to certain employees, officers and directors of the Company. The RSUs have grant date fair values ranging from $10.42 to $25.82 per unit and generally vest ratably over 3 years, except for some officer and employee grants for bonuses which immediately vested.
Activity under the 2021 Incentive Plan for RSUs was as follows:

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2020	—	$—
Granted	1,701,306	$27.61
Forfeited	(23,738)	$29.46
Vested	(44,724)	$28.60
Outstanding, December 31, 2021	1,632,844	$27.55
Granted	727,001	$13.78
Forfeited	(63,534)	$25.56
Vested	(559,336)	$26.05
Outstanding, December 31, 2022	1,736,975	$22.34

Performance Stock Units
During the year ended December 31, 2022, the Company granted an aggregate of 256,305 Performance Stock Units (“PSUs”) to certain executives. The PSUs cliff vest after 3.0 years upon meeting certain revenue and gross margin targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $10.42 to $20.58 per PSUs. Based on results achieved in 2022 and the forecasted amounts over the remainder of the performance period, the Company expects the units to vest and the modifier to be achieved related to the revenue target.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2021	—	$—
Granted	256,305	$11.89
Vested	—	$—
Forfeited	—	$—
Outstanding, December 31, 2022	256,305	$11.89

During the years ended December 31, 2022 and 2021, the Company recognized $16.1 million and $11.3 million, respectively, in equity-based compensation. As of December 31, 2022, the Company had $31.9 million of unrecognized compensation costs which is expected to be recognized over a period of 2.1 years.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

In May 2020, the Company issued 11,150,000 Class C units to certain employees of the Company of which approximately 77% were vested on the grant date. The fair value of such units was determined by management with the assistance of a third party valuation firm by considering a number of factors, including comparison companies, operating and financial performance, the lack of liquidity of the units, and general and industry specific economic outlook, amongst other factors. The grant date fair value of the Class C units granted during 2020 was $0.74 per unit. In November 2020, the Company modified and accelerated the remaining vesting on the unvested Class C units. On January 26, 2021 as part of the Corporate Conversion the 11,150,000 Class C Units were converted into 9,986,025 LLC Interest in Shoals Parent.
For the year ended December 31, 2020 the Company recognized $8.3 million in equity-based compensation. At December 31, 2020, the Company had no remaining unrecognized compensation costs related to Class C units. There were no forfeitures during the year ended December 31, 2020.

12.    Stockholders’ Equity (Deficit)
Amendment and Restatement of Certificate of Incorporation
As discussed in Note 1, on January 26, 2021, the Company’s certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.00001 per share; (ii) authorization of 195,000,000 shares of Class B common stock with a par value of $0.00001 per share; (iii) authorization of 5,000,000 shares of preferred stock that may be issued from time to time by the Company’s Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, the members of which will serve for staggered terms.
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
Initial Public Offering
As discussed in Note 1, on January 29, 2021, the Company closed an IPO of 11,550,000 shares of the Class A common stock at a public offering price of $25.00 per share. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 LLC Interests from Shoals Parent and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent at a price per interest equal to the IPO price of the Class A common stock of $25.00 per share.
Shoals Parent Recapitalization
As noted above, in connection with the IPO, the limited liability company agreement of Shoals Parent was amended and restated to, among other things, (i) provide for a new single class of common membership

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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

13.    Non-Controlling Interests
As of December 31, 2022, the Company owned 81.44% of Shoals Parent. The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

	Year Ended December 31, 2022	Period from January 27, 2021 to December 31, 2021
Net income attributable to non-controlling interest	$15,402	$1,596
Transfers to non-controlling interests
Decrease as a result of the Organizational Transactions	—	(88,644)
Increase as a result of newly issued LLC Interests in IPO	—	70,976
Increase as a result of activity under equity-based compensation plan	5,422	3,618
Decrease from tax distributions to non-controlling interest	(7,762)	(4,837)
Reallocation of non-controlling interest	6,604	7,240
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$19,666	$(10,051)

Issuance of Additional LLC Interests
Under the LLC Agreement, the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock. The Company must cause Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A common stock issued such

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A common stock. During the years ended December 31, 2022 and 2021, the Company caused Shoals Parent to issue to the Company a total of 480,116 and 40,665 LLC Interests, respectively, for the vesting of awards granted under the Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan.
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent is required to distribute cash, to the extent that Shoals Parent has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the years ended December 31, 2022 and 2021, tax distributions to non-controlling LLC Interests holders was $7.8 million and $4.8 million, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.

14.    Leases
Effective January 1, 2022, the Company adopted ASC 842 Leases using the modified retrospective approach. The Company elected the use of the package of practical expedients permitted under the transition guidance which allows the Company not to reassess whether a contract contains a lease, carry forward the historical lease classification and not reassess initial direct lease costs. The Company also elected to apply the short-term measurement and recognition exemption in which the right-of-use (“ROU”) assets and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in recording of net operating lease ROU assets and corresponding operating lease liabilities of $1.2 million and $1.2 million, respectively. The standard did not materially affect the consolidated statements of income and had no impact on the consolidated statements of cash flows.
The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

	(*)	December 31, 2022
ROU asset	Other assets	$4,060

Lease liability, current portion	Accrued expenses and other	$1,162
Lease liability, long-term portion	Other long-term liabilities	3,256
Total lease liability		$4,418
(*) Location on the consolidated balance sheet

The Company determines if an arrangement is a lease at its inception. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
Operating lease arrangements are comprised primarily of real estate and equipment agreements for which the right-of-use assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued expenses and other or other long-term liabilities in the consolidated balance sheets. The Company also elected to apply the practical expedient to consider non-lease components as a part of the lease. The Company’s leases contain certain non-lease components for common area maintenance which are variable on a month to month basis and as such recorded as a variable lease expense as incurred.
The details of the Company’s operating leases are as follows (in thousands):

Year Ended December 31, 2022
Operating lease expense	$1,126
Variable lease expense	142
Short-term lease expense	177
Total lease expense	$1,445

The following table presents the maturities of lease liabilities as of December 31, 2022 (in thousands):

For the Year Ended December 31,	Operating Leases
2023	$1,337
2024	1,261
2025	958
2026	950
2027	325
Total lease payments	4,831
Less: Imputed lease interest	(413)
Total lease liabilities	$4,418

The Company’s weighted average remaining lease-term and weighted average discount rate are as follows:

Year Ended December 31, 2022
Weighted average remaining lease-term	3.9 years
Weighted average discount rate	4.5%

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Supplemental cash flow and other information related to operating leases are as follows (in thousands):

Year Ended December 31, 2022
Operating cash flows from operating leases	$1,295
Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets as of January 1, 2022	$1,239
Lease liabilities arising from obtaining right-of-use assets during the year ended December 31, 2022	$3,990

The following table represents future minimum lease obligations under non-cancelable operating leases accounted for in accordance with ASC 840, as of December 31, 2021 (in thousands):

For the Year Ended December 31,	Operating Leases
2022	$489
2023	499
2024	200
2025	58
2026	6
Total	$1,252

15.    Commitments and Contingencies
Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.
Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of December 31, 2022, the maximum potential payment obligation with regard to surety bonds was $8.7 million.
Employee Benefit Plan
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. Effective January 1, 2021 the Company began making matching contributions to the plan and may also provide discretionary contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan. For the years ended December 31, 2022 and 2021, the Company made matching contributions totaling $0.3 million and $0.2 million, respectively.

16.    Income Taxes

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
Shoals Parent is subject to and reports an entity level tax in various states. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. Our effective income tax rate for the years ended December 31, 2022 and 2021, was 6% and 2% respectively.
The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$152,000	$4,030
Foreign	—	—
Income before income taxes	$152,000	$4,030

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current income taxes:
Federal	$—	$—
State	554	631
Foreign	—	—
Total current income taxes	554	631
Deferred income taxes:
Federal	13,639	397
State	(5,233)	(1,873)
Foreign	—	—
Total deferred income taxes	8,406	(1,476)
Other tax expense	27	931
Income tax expense	$8,987	$86

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
U.S. federal income taxes at statutory rate	$31,920	$846
State and local income tax net of federal benefit	4,786	(1,380)
Permanent tax adjustments	268	342
Pre-IPO income	—	(562)
Non-controlling interest	(3,289)	(342)
Termination of TRA	(15,905)	349
Remeasurement of deferred taxes	(5,966)	(1,939)
Research and development credit	—	(77)
Uncertain tax positions	27	789
Change in valuation allowance	(1,983)	1,983
Other	(871)	77
Income tax expense	$8,987	$86

The income tax burden on the earnings taxed to the noncontrolling interests holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The primary factors impacting the effective tax rate are the allocation of income taxes to the noncontrolling interest, remeasurement of deferred tax attributes due to tax rate changes, state taxes and changes in our valuation allowance.
The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Investment in Shoals Parent	$286,759	$161,078
Tax receivable agreement	—	13,014
Net operating loss	4,626	3,772
Other	249	1,077
Total deferred income taxes	291,634	178,941
Valuation allowance	—	(1,983)
Net deferred tax asset	$291,634	$176,958

The Company has recorded deferred tax assets of $286.8 million, included above in Investment in Shoals Parent, associated with basis differences in the net assets of Shoals Parent and pursuant to making an election under Section 754 of the Internal Revenue Code of 1986, as amended. Prior to termination of the TRA, the aggregate payable pursuant to the TRA represented 85% of the tax benefits that the Company expected to receive in connection with the Section 754 election.
As of December 31, 2022, the Company has $20.2 million and $6.4 million federal and state net operating loss carryforwards, respectively. If not utilized, $20.2 million of the federal net operating loss can be

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

carried forward indefinitely. If not utilized, $0.4 million of the state net operating loss can be carried forward indefinitely and $6.0 million will expire between 2036-2042.
Quarterly, the Company considers whether it is more-likely-than-not that the deferred tax assets will be realized based on available positive and negative evidence. As of December 31, 2022, we determined, based upon weighing all positive and negative evidence, that a valuation allowance related to state taxes was no longer required. Accordingly, we reversed the valuation allowance related to state taxes. As of December 31, 2021, the valuation allowance of $2.0 million related to state taxes.
Uncertain Tax Positions
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. As of December 31, 2022 and 2021, the Company has recorded $1.0 million and $0.9 million, respectively, of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.
The following table presents a reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning Balance	$604	$—
Gross increases - tax positions in prior period	—	604
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Ending balance	$604	$604

We do not expect a significant change in our uncertain tax benefits in the next twelve months.
The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are generally subject to examination by U.S. federal and state taxing authorities for years beginning after 2018.

17.    Payable Pursuant to the Tax Receivable Agreement
The Company had a TRA with the Founder, a “related party,” and a former equity owner of Shoals Investment CTB (the “TRA Owners”) that provided for the payment by the Company to the TRA Owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company actually realized or was deemed to realize as a result of (i) the Company’s allocable share of existing tax basis acquired in

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

connection with the Organizational Transactions (including Blocker’s share of existing tax basis) and increases to such allocable share of existing tax basis, (ii) certain increases in the tax basis of assets of Shoals Parent and its subsidiaries resulting from purchases or exchanges of LLC Interests, and (iii) certain other tax benefits related to the Company entering into the TRA, including those attributable to payments made under the TRA. These contractual payment obligations were obligations of the Company and not of Shoals Parent. The Company’s payable pursuant to the TRA was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable. For purposes of the TRA, the benefit deemed realized by the Company was computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Shoals Parent as a result of the purchases or exchanges, and had the Company not entered into the TRA.
When estimating the expected tax rate to use in order to determine the tax benefit expected to be recognized from the Company’s increased tax basis as a result of exchanges of LLC Interests by the TRA Owners, the Company continuously monitored changes in its overall tax posture, including changes resulting from new legislation and changes as a result of new jurisdictions in which the Company was subject to tax.
On November 29, 2022, the Company entered into an amendment to the TRA (the “TRA Amendment”), dated as of January 29, 2021, pursuant to which the parties thereto agreed to grant the Company a right to terminate the TRA until December 31, 2022 (the “TRA Termination Right”) in exchange for a termination consideration of $58.0 million, payable in cash. The Company reassessed the liability related to the payable pursuant to the TRA at the TRA Amendment date and concluded it was probable that the expected payments related to the payable pursuant to the TRA had changed. As a result of this change, the Company remeasured the payable pursuant to the TRA to $58.0 million on the TRA Amendment date, resulting in a gain on the termination of the TRA of $110.9 million. As part of the evaluation to determine if the gain should be recognized as income in the consolidated statement of operations or a stockholder contribution the Company concluded the termination of the TRA was negotiated in an arm’s length transaction with the majority owner of the TRA, a third party, and both the third party and the related party received the same value based upon ownership percentage, and therefore, the gain should be recorded in the consolidated statement of operations. The Company exercised its TRA Termination Right, and the TRA was terminated on December 6, 2022.
The following table reflects the changes to the Company’s payable pursuant to the TRA (in thousands):

	Year ended
	2022	2021
Beginning balance	$156,374	$—
Additions to TRA:
Exchange of LLC Interests for Class A common stock	7,761	140,293
Merger of Shoals investment CTB	—	14,418
Adjustment for change in estimated effective income tax rate	6,675	1,663
Adjustment related to TRA termination	(112,810)	—
Early termination payment of TRA	(58,000)	—
Payable pursuant to TRA	$—	$156,374

18.    Revenue Recognition

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Disaggregation of revenue
Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers based on product type. Revenue by product type is disaggregated between system solutions and components. System solutions are contracts under which the Company provides multiple products typically in connection with the design and specification of an entire EBOS system. Components represents sales of individual components.
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Year Ended December 31,
	2022	2021	2020
System solutions	$254,415	$155,818	$116,720
Components	72,525	57,394	58,798
Total revenue	$326,940	$213,212	$175,518

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), retainage (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheet, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

		December 31,
	(*)	2022	2021
Billed accounts receivable	Accounts receivable, net	$48,571	$26,669
Retainage	Accounts receivable, net	$2,004	$4,830
Unbilled receivables	Unbilled receivables	$16,713	$13,533
Deferred revenue	Accrued expenses and other	$23,259	$1,841
(*) Location on the consolidated balance sheet

The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled receivables. The changes in unbilled receivables relate to fluctuations in the timing of billings for the Company’s revenue recognized over-time. As of December 31, 2020, billed accounts receivable and unbilled receivables were $24.2 million and $3.8 million, respectively.
Certain contracts contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by the Company for work performed but held for payment by the customer as a form of security until the Company obtains specified milestones. The Company typically bills retainage amounts as work is performed. Retainage provisions are not considered a significant financing component because they are intended to protect the customer in the event that some or all of the obligations under the contract are not completed. The changes in retainage relate to fluctuations in the timing of retainage billings and achievement of specified milestones. As of December 31, 2020, retainage was $2.8 million.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the year ended December 31, 2022, $1.8 million, or 100% of deferred revenue recorded as of December 31, 2021, was recognized in revenue. During the year ended December 31, 2021, $0.2 million, or 100% of deferred revenue recorded as of December 31, 2020, was recognized in revenue.

19.    Related Party Transaction
Our Founder is a party to the TRA and received approximately 45% of the TRA Termination Consideration. See Note 17 - Payable Pursuant to the Tax Receivable Agreement.
As part of the LLC Agreement we are required to pay tax distributions to the non-controlling interest holders, some of which are considered related parties. See Note 13 - Non-Controlling Interests.

20.    Subsequent Events
On February 24, 2023, we entered into a separation agreement with our Chief Executive Officer, memorializing the terms and conditions of his termination for disability for health reasons, effective as of March 15, 2023. As a result of the separation, pursuant to his grant agreements, subject to our Chief Executive Officer’s continued employment in good standing with the Company through March 15, 2023 and certain other conditions, all unvested RSUs will accelerate and immediately vest, and a prorated portion of unvested PSUs will accelerate and immediately vest based on target performance, determined by the number of days of employment with the Company during the three-year performance period that started on January 1, 2022. In connection with the acceleration of the RSUs and PSUs, we estimate that equity-based compensation expense related to the separation will total $4.0 million, which will be recognized during the three months ended March 31, 2023.