Form 10-Q
period 2023-03-31
Shoals Technologies Group, Inc.
filed 2023-05-08
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, the registrant had 169,820,407 shares of Class A common stock and no shares of Class B common stock issued and outstanding.

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
Important factors that could cause actual results to differ materially from expectations are included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II, as well as Part I Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•defects or performance problems in our products or their parts, including those manufactured by third parties, could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products;
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
•our products are primarily manufactured and shipped from our production facilities in Tennessee, and any damage or disruption at these facilities may harm our business;
•if we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property and other proprietary rights, including those that are subject to the complaints we filed with the ITC and two District Courts, our business and results of operations could be materially harmed;

•acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock;
•we may experience delays, disruptions or quality control problems in our manufacturing operations in part due to vendor concentration;
•our future growth in the electrical vehicle (“EV”) charging market is highly dependent on the demand for, and consumers’ willingness to adopt, EVs;
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
•we are a holding company and our principal asset is our interest in Shoals Parent (as defined in Note 1 - Organization and Business) and, accordingly, we are dependent upon Shoals Parent and its consolidated subsidiaries for our results of operations, cash flows and distributions;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$6,460	$8,766
Accounts receivable, net	75,415	50,575
Unbilled receivables	19,661	16,713
Inventory, net	73,729	72,854
Other current assets	8,094	4,632
Total Current Assets	183,359	153,540
Property, plant and equipment, net	18,388	16,870
Goodwill	69,941	69,941
Other intangible assets, net	54,563	56,585
Deferred tax assets	476,283	291,634
Other assets	6,067	6,325
Total Assets	$808,601	$594,895

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,936	$9,481
Accrued expenses and other	17,382	17,882
Deferred revenue	23,450	23,259
Long-term debt—current portion	2,000	2,000
Total Current Liabilities	64,768	52,622
Revolving line of credit	45,000	48,000
Long-term debt, less current portion	188,836	189,063
Other long-term liabilities	3,917	4,221
Total Liabilities	302,521	293,906
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 169,820,407 and 137,904,663 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	1
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; none and 31,419,913 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	1
Additional paid-in capital	457,304	256,894
Accumulated earnings	48,774	34,478
Total stockholders’ equity attributable to Shoals Technologies Group, Inc.	506,080	291,374
Non-controlling interests	—	9,615
Total stockholders' equity	506,080	300,989
Total Liabilities and Stockholders’ Equity	$808,601	$594,895

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$105,086	$67,976
Cost of revenue	56,829	41,684
Gross profit	48,257	26,292
Operating expenses
General and administrative expenses	19,992	13,919
Depreciation and amortization	2,165	2,366
Total operating expenses	22,157	16,285
Income from operations	26,100	10,007
Interest expense, net	(5,996)	(3,836)
Income before income taxes	20,104	6,171
Income tax expense	(3,121)	(1,522)
Net income	16,983	4,649
Less: net income attributable to non-controlling interests	2,687	2,009
Net income attributable to Shoals Technologies Group, Inc.	$14,296	$2,640

	Three Months Ended March 31,
	2023	2022
Earnings per share of Class A common stock:
Basic	$0.10	$0.02
Diluted	$0.10	$0.02
Weighted average shares of Class A common stock outstanding:
Basic	146,409	112,211
Diluted	147,107	112,240

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except shares)

For the three months ended March 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2022	137,904,663	$1	31,419,913	$1	$256,894	$34,478	$9,615	$300,989
Net income	—	—	—	—	—	14,296	2,687	16,983
Equity-based compensation	—	—	—	—	7,523	—	—	7,523
Activity under equity-based compensation plan	—	—	—	—	(4,219)	—	687	(3,532)
Distributions to non-controlling interests	—	—	—	—	—	—	(2,628)	(2,628)
Vesting of restricted stock units	495,831	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock, net	31,419,913	1	(31,419,913)	(1)	186,745	—	—	186,745
Reallocation of non-controlling interests	—	—	—	—	10,361	—	(10,361)	—
Balance at March 31, 2023	169,820,407	$2	—	$—	$457,304	$48,774	$—	$506,080

For the three months ended March 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Deficit

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	112,049,981	$1	54,794,479	$1	$95,684	$(93,133)	$(10,051)	$(7,498)
Net income	—	—	—	—	—	2,640	2,009	4,649
Equity-based compensation	—	—	—	—	5,636	—	—	5,636
Activity under equity-based compensation plan	—	—	—	—	(2,944)	—	1,647	(1,297)
Distributions to non-controlling interests	—	—	—	—	—	—	(2,938)	(2,938)
Vesting of restricted stock units	308,416	—	—	—	—	—	—	—
Balance at March 31, 2022	112,358,397	$1	54,794,479	$1	$98,376	$(90,493)	$(9,333)	$(1,448)

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$16,983	$4,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,507	2,694
Amortization/write off of deferred financing costs	350	276
Equity-based compensation	7,523	3,831
Provision for credit losses	308	—
Provision for obsolete or slow-moving inventory	2,322	—
Deferred taxes	2,999	1,419
Changes in assets and liabilities:
Accounts receivable	(25,148)	(25,388)
Unbilled receivables	(2,948)	(2,616)
Inventory	(3,197)	(11,111)
Other assets	(3,281)	(3,421)
Accounts payable	12,521	(2,106)
Accrued expenses and other	(1,217)	1,124
Deferred revenue	191	4,790
Net Cash Provided by (Used in) Operating Activities	9,913	(25,859)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,003)	(882)
Net Cash Used in Investing Activities	(2,003)	(882)
Cash Flows from Financing Activities
Distributions to non-controlling interests	(2,628)	(2,938)
Employee withholding taxes related to net settled equity awards	(3,532)	(1,297)
Payments on term loan facility	(500)	(500)
Proceeds from revolving credit facility	5,000	35,000
Repayments of revolving credit facility	(8,000)	—
Other	(556)	—
Net Cash Provided By (Used in) Financing Activities	(10,216)	30,265
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(2,306)	3,524
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	8,766	9,557
Cash, Cash Equivalents and Restricted Cash—End of Period	$6,460	$13,081

Supplemental Cash Flows Information:
Cash paid for interest	$5,193	$2,710
Cash paid for taxes	$181	$37
Non-cash investing and financing activities:
Recording of deferred tax assets and capital contribution related to exchanges of Class B common stock to Class A common stock	$187,648	$—

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business
Shoals Technologies Group, Inc. (the “Company”) was formed as a Delaware corporation on November 4, 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related organizational transactions to carry on the business of Shoals Parent LLC and its subsidiaries (“Shoals Parent”). The IPO and related reorganization transactions that occurred on January 29, 2021 resulted in the Company becoming the sole managing member of Shoals Parent, with the Company having sole voting power in and control of the management of Shoals Parent. As of March 31, 2023 the Company, along with a newly wholly-owned subsidiary, Shoals Intermediate Parent, Inc., owned 100% of Shoals Parent.
Shoals Parent is a Delaware limited liability company formed on May 9, 2017. The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components for solar, battery storage and electric vehicle charging applications, selling to customers primarily in the United States as well as internationally. Shoals Parent, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Intermediate”) and Shoals Holdings LLC (“Holdings”) owns four other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC, (collectively “Shoals”) and Shoals Connect LLC. Shoals Parent acquired Shoals on May 25, 2017.
Secondary Offering
On March 10, 2023, selling stockholders, which consisted of certain entities controlled by Dean Solon, our founder (the “Founder”), completed a secondary offering consisting of 24,501,650 shares of Class A common stock. Following the closing of the secondary offering, the Founder no longer owns any shares of our Class B common stock or membership interests in Shoals Parent (“LLC Interests”). The Company did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders in this offering.
Shoals Technologies Group, Inc. Ownership in Shoals Parent
In March 2023, following the secondary offering described above, all Continuing Equity Owners (as defined in Note 11 - Stockholders’ Equity), exchanged all the LLC Interests and corresponding shares of Class B common stock of the Company beneficially owned by them into shares of Class A common stock of the Company. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent are held by the Company, no other holders own LLC Interests and no Class B common stock is outstanding.

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
Reclassifications

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Certain prior period amounts have been reclassified to conform to the current period presentation.
Non-Controlling Interests
The non-controlling interests on the condensed consolidated statements of operations represent a portion of earnings or loss attributable to the economic interests in the Company’s subsidiary, Shoals Parent, formerly held by the Continuing Equity Owners (as defined in Note 11 - Stockholders’ Equity). Non-controlling interests on the condensed consolidated balance sheets represent the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2023 the Company, along with a newly wholly-owned subsidiary, Shoals Intermediate Parent, Inc., owned 100% of Shoals Parent.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, the statements of operations, changes in stockholders’ equity (deficit) and cash flows for the periods ended March 31, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the periods ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue recognition, allowance for credit losses, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets, allowance for obsolete or slow moving inventory, valuation allowance on deferred tax assets, equity-based compensation expense and product warranty liability.
Trends and Uncertainties
In 2022, significant levels of inflation increased energy prices, freight premiums, and other operating costs, which levels remained elevated during the first quarter of 2023. As a result of inflation, during 2022 and the first quarter of 2023, the Federal Reserve increased interest rates. Such increased interest rates have resulted in higher interest rates associated with our Senior Secured Credit Agreement, as defined in Note 8 Long-Term Debt. The Federal Reserve may continue raising interest rates, and any such additional increases will have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In 2022 and to a lesser extent during the first quarter of 2023, in part as a consequence of the novel coronavirus (“COVID-19”) pandemic and other macroeconomic events, our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were impacted, with additional delays linked to international border crossings and the associated approvals and documentation. The Company does not directly source raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout the year. In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not experience such negative effects during the first quarter of 2023. We are continuously monitoring the situation of our supply chain and evaluating our procurement strategy and supply chain to reduce any negative impact on our business, financial condition, and results of operations.
In response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. During the first quarter of 2023, we have continued to carry increased inventories.
In March 2023, various financial institutions sustained liquidity problems. Even though the FDIC and other government agencies intervened, there is uncertainty in the markets regarding the stability of the banking system and especially of regional banks. If the banks and financial institutions at which we or our customers hold our cash enter receivership or become insolvent, our liquidity and financial results may be threatened.
As of March 31, 2023, other than increased interest expense, we did not experience material adverse effects on our financial results from the events and trends discussed above.
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. Restricted cash is restricted as to withdrawal or use. Prior to the termination of the Tax Receivable Agreement (“TRA”), tax distributions paid by Shoals Parent to the Company were restricted under the limited liability company agreement (“LLC Agreement”) for future payments under the TRA and totaled $10.5 million as of March 31, 2022. There was no restricted cash as of March 31, 2023.

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$6,460	$2,534
Restricted cash included in other current asset	—	4,222
Restricted cash included in other assets	—	6,325
Total cash, cash equivalents and restricted cash	$6,460	$13,081
Customer Concentrations
The Company had the following revenue concentrations representing 10% or more of revenue for the three months ended March 31, 2023 and 2022 and related accounts receivable concentrations as of March 31, 2023 and December 31, 2022:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	2023		2022
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	19.0%	20.7%	16.4%	8.4%
Customer B	0.5%	8.3%	12.2%	12.6%
Customer C	0.1%	1.1%	10.5%	1.6%
Customer D	6.6%	7.3%	10.0%	0.1%
Recent Accounting Pronouncements
Adopted
In October 2021, the FASB issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires that contract assets and contract liabilities acquired in a business combination be recognized and measured in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year. The adoption of this standard on January 1, 2023 did not have an impact on the Company’s condensed consolidated financial statements.
Not Yet Adopted
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$76,191	$51,061
Less: allowance for credit losses	(776)	(486)
Accounts receivable, net	$75,415	$50,575

4.    Inventory
Inventory, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$78,975	$75,778
Allowance for obsolete or slow-moving inventory	(5,246)	(2,924)
Inventory, net	$73,729	$72,854

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		March 31, 2023	December 31, 2022
Land	N/A	$840	$840
Building and land improvements	5-40	9,551	9,031
Machinery and equipment	3-5	13,670	12,371
Furniture and fixtures	3-7	1,948	1,787
Vehicles	5	125	125
		26,134	24,154
Less: accumulated depreciation		(7,746)	(7,284)
Property, plant and equipment, net		$18,388	$16,870

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.5 million and $0.4 million, respectively. During the three months ended March 31, 2023 and 2022, $0.4 million and $0.3 million, respectively, of depreciation expense was allocated to cost of revenue and $0.1 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets
Goodwill
Goodwill relates to the acquisition of Shoals and ConnectPV, Inc. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2023. Goodwill totaled $69.9 million as of March 31, 2023 and December 31, 2022.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2023	December 31, 2022
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		23,998	22,925
Developed technology		15,526	14,860
Trade names		5,513	5,230
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		47,637	45,615
Total other intangible assets, net		$54,563	$56,585

Amortization expense related to intangible assets amounted to $2.0 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$2,791	$4,917
Accrued interest	7,627	7,226
Other accrued expenses	6,964	5,739
Total accrued expenses and other	$17,382	$17,882

8.    Long-Term Debt
Long-term debt consists of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2023	December 31, 2022
Term Loan Facility	$194,750	$195,250
Revolving Credit Facility	45,000	48,000
Less: deferred financing costs	(3,914)	(4,187)
Total debt, net of deferred financing costs	235,836	239,063
Less: current portion	(2,000)	(2,000)
Long-term debt, net current portion	$233,836	$237,063

Senior Secured Credit Agreement
Holdings has a senior secured credit agreement (as amended, the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”) and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”).
As of March 31, 2023, interest rates on the Term Loan Facility were SOFR plus 5.75%, or 10.59%, and on the Revolving Credit Facility, SOFR plus 3.25%, ranging from 7.88% to 8.09%. As of March 31, 2023, there were $194.8 million outstanding under the Term Loan Facility, $45.0 million outstanding under the Revolving Credit Facility, and the Company had $105.0 million of availability thereunder.
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
The Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. To remain in compliance with the financial covenant, Shoals Intermediate Holdings’ consolidated leverage ratio, as of the last day of any quarter, cannot be greater than 6.50 to 1.00. As of March 31, 2023, the Company was in compliance with all the required covenants.

9.    Earnings per Share ("EPS")
Basic EPS of Class A common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed similarly to basic EPS except the weighted average shares outstanding are increased to include additional shares from the exchange of Class B common stock under the if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted and performance stock units are considered common stock equivalents for this purpose.
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Shoals Technologies Group, Inc. - basic	$14,296	$2,640
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock	—	—

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income attributable to Shoals Technologies Group, Inc. - diluted	$14,296	$2,640
Denominator:
Weighted average shares of Class A common stock outstanding - basic	146,409	112,211
Effect of dilutive securities:
Restricted / performance stock units	698	29
Class B common stock	—	—
Weighted average shares of Class A common stock outstanding - diluted	147,107	112,240

Earnings per share of Class A common stock - basic	$0.10	$0.02
Earnings per share of Class A common stock - diluted	$0.10	$0.02
For the three months ended March 31, 2023 and 2022, the reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock has been excluded along with the dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive, as they were antidilutive.

10.    Equity-Based Compensation
2021 Long-term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the three months ended March 31, 2023, the Company granted 203,498 restricted stock units (“RSUs") to certain employees and officers of the Company. The RSUs have grant date fair values ranging from $23.94 to $28.26 per unit and generally vest ratably over 3 years.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Three Months Ended March 31, 2023

	Restricted Stock Units	Weighted Average Price
Outstanding, beginning of period	1,736,975	$22.34
Granted	203,498	$27.15
Forfeited	(29,863)	$21.70
Vested	(592,160)	$20.30
Outstanding, end of period	1,318,450	$24.01

Performance Stock Units
During the three months ended March 31, 2023, the Company granted an aggregate of 143,810 Performance Stock Units ("PSUs") to certain executives. The PSUs cliff vest after 3 years upon meeting certain

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
revenue and gross margin targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $26.55 to $28.26.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Three Months Ended March 31, 2023

	Performance Stock Units	Weighted Average Price
Outstanding, beginning of period	256,305	$11.89
Granted	143,810	$28.19
Forfeited	(79,533)	$10.42
Vested	(53,144)	$10.42
Outstanding, end of period	267,438	$21.38

During the three months ended March 31, 2023 and 2022, the Company recognized $7.5 million and $3.8 million, respectively, in equity-based compensation. As of March 31, 2023, the Company had $32.5 million of unrecognized compensation costs which is expected to be recognized over a period of 2.1 years.

11.    Stockholders' Equity
Shoals Parent Ownership
The Company is the sole managing member of Shoals Parent and has the sole voting power in, and controls the management of Shoals Parent. As of March 31, 2023, the Company owned 100% of Shoals Parent. Prior to owning 100% of Shoals Parent, the remaining interest in Shoals Parent, was held by direct or indirect holders of LLC Interests and our Class B common stock, including the Founder and certain current and former executive officers, employees and their respective permitted transferees (collectively, the “Continuing Equity Owners”), who could exchange at each of their respective options, in whole or in part, from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (which shares were then immediately canceled)) for cash or newly issued shares of our Class A common stock. Accordingly, the Company consolidated the financial results of Shoals Parent and reported non-controlling interests in its condensed consolidated financial statements. In accordance with the Shoals Parent LLC Agreement, Shoals Parent has made cash distributions to its members in an amount sufficient to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. The payment of these cash distributions by Shoals Parent to Continuing Equity Owners was recorded as distributions to holders of Shoals Parent LLC Interests in the accompanying condensed consolidated statements of stockholders’ equity (deficit) and condensed consolidated statements of cash flows.

Common Stock Economic and Voting Rights
Holders of Class A common stock and Class B common stock (if any shares are outstanding) are entitled to one vote per share and, except as otherwise required, vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock (if any shares are outstanding) are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock were only issuable to

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. As of March 31, 2023, there were no shares of Class B common stock nor LLC Interests outstanding, and no shares of Class B common stock are currently issuable. Shares of Class B common stock were transferable only together with an equal number of LLC Interests.

12.    Non-Controlling Interests
As of March 31, 2023, the Company owns 100% of Shoals Parent. The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

	Three Months Ended March 31,
	2023	2022
Net income attributable to non-controlling interests	$2,687	$2,009
Transfers to non-controlling interests
Increase as a result of activity under equity-based compensation plan	687	1,647
Decrease from tax distributions to non-controlling interests	(2,628)	(2,938)
Reallocation of non-controlling interests	(10,361)	—
Change from net income attributable to non-controlling interests and transfers to non-controlling interests	$(9,615)	$718

Issuance of Additional LLC Interests
Under the LLC Agreement, the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock. The Company must cause Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A common stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A common stock. During the three months ended March 31, 2023 and 2022, the Company caused Shoals Parent to issue to the Company a total of 495,831 and 308,416 LLC Interests, respectively, for the vesting of awards granted under the 2021 Incentive Plan.
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent was required to distribute cash, to the extent that Shoals Parent has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent made such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the three months ended March 31, 2023 and 2022, tax distributions to non-controlling LLC Interests holders was $2.6 million and $2.9 million, respectively.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
13.    Commitments and Contingencies
Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, except as disclosed below, the amount of losses or gains that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.
On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and its related foreign entities (together, “Voltage”). The complaints primarily request that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel rays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam defendants and the Voltage defendants to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. Also on May 4, 2023, the Company filed complaints against the Hikam defendants in the U.S. District Court for the Southern District of California, and against the Voltage defendants in the U.S. District Court for the Middle District of North Carolina on the same subject matter. These complaints seek injunctive relief and damages for reasonable royalty and lost profits. The Company intends to vigorously pursue these actions. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.
Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of March 31, 2023, the maximum potential payment obligation with regard to surety bonds was $9.0 million.
Product Warranty
The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of March 31, 2023 and December 31, 2022 our estimated accrued warranty liability was $0.4 million and $0.6 million, respectively.
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting excessive pull back of wire insulation at connection points (“shrinkback”). Based upon the Company’s initial assessment, the Company believes the shrinkback is related to a subset of specific colored wire provided by one specific supplier. While it is probable that the Company will incur costs related to the repair or replacement of the impacted wire harnesses, based on the limited information available as of the date of this Quarterly Report, including the scope of affected sites, potential solutions and the possibility of recovery from the wire supplier, it is not possible to reasonably estimate those costs. The Company is continuing its investigation of this matter to determine a course of action, and has substantially ceased use of the related wire from this supplier. As additional information becomes available, the Company expects to

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
increase its estimated accrued warranty liability, which may be material. The Company does not maintain insurance for product warranty, and as necessary, the Company intends to seek recovery from the third party supplier.

14.    Income Taxes
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
The Company is taxed as a subchapter C corporation and is subject to federal and state income taxes. The Company’s sole material asset is Shoals Parent, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Shoals Parent’s net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns.
Shoals Parent is subject to and reports an entity level tax in various states. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its condensed consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate can differ materially from the statutory rate, depending on the ownership percentage of the non-controlling interests. Our effective income tax rate for the three months ended March 31, 2023 and 2022, was 15.5% and 24.7% respectively.
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
income taxes line in the accompanying condensed consolidated statements of operations. As of the quarter ended March 31, 2023, the Company has recorded $1.0 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations.
The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

15.    Revenue Recognition
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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended March 31,
	2023	2022
System solutions	$91,299	$46,829
Components	13,787	21,147
Total revenue	$105,086	$67,976

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), retainage (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

	(*)	March 31, 2023	December 31, 2022
Billed accounts receivable	Accounts receivable, net	$71,091	$48,571
Retainage	Accounts receivable, net	$4,324	$2,004
Unbilled receivables	Unbilled receivables	$19,661	$16,713
Deferred revenue	Deferred revenue	$23,450	$23,259

(*) Location on the condensed consolidated balance sheets.
The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled receivables. The

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three months ended March 31, 2023, $10.1 million of deferred revenue recorded as of December 31, 2022 was recognized in revenue.

16.    Related Party Transaction
As part of the LLC Agreement we were required to pay tax distributions to the non-controlling interest holders, some of which were considered related parties at the time of distribution. See Note 12 - Non-controlling Interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of our 2022 Form 10-K and this Form 10-Q captioned “Forward-Looking Statements” and “Risk Factors”.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains the presentation of Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share, which are not presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share are being presented because they provide the Company, investors and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share only in conjunction with Net Income and Net Income Attributable to Shoals Technologies Group, Inc., the most closely comparable GAAP financial measures, as applicable. Reconciliations of Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share, to the respective most closely comparable GAAP measure, as well as a calculation of Adjusted Diluted Weighted Average Shares Outstanding, are provided in “—Non-GAAP Financial Measures.”
Overview
We are a leading provider of electrical balance of systems (“EBOS”) solutions and components for solar, battery storage and electrical vehicle (“EV”) charging applications, selling to customers primarily in the United States as well as internationally. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we believe customers prioritize reliability and safety over price when selecting EBOS solutions.
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

Throughout the first quarter of 2023, we have maintained focus on our growth strategy, including converting customers to our combine-as-you-go system and developing products for the rapidly growing EV charging infrastructure market. We believe that as of March 31, 2023, 14 of the top 15 and 17 of the top 25 solar EPCs, as reported by Solar Power World Magazine, use our combine-as-you-go system on their projects. As of the date of this report, we are in the process of transitioning an additional 15 EPCs and developers to our system. Additionally, in the fourth quarter of 2021, we introduced four new product families for the EV charging market and began taking orders and shipping some component products in the first quarter of 2022. Order flow and deliveries of our EV system solution continued through the first quarter of 2023 with scaled production underway. All products launched in 2022 and through March 31, 2023, are certified to UL standards.
We derived approximately 86.9% of our revenue from the sale of system solutions for the three months ended March 31, 2023. For the same period, we derived substantially all of our revenue from customers in the U.S. As of March 31, 2023, we had $527.5 million of backlog and awarded orders, backlog of $227.6 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $299.9 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed. As of March 31, 2023, backlog and awarded orders increased by 75% relative to the same date last year and increased by 23% relative to December 31, 2022.
Secondary Offering
On March 10, 2023, selling stockholders, which consisted of certain entities controlled by Dean Solon, our founder (the “Founder”) completed a secondary offering consisting of 24,501,650 shares of Class A common stock. Following the closing of the secondary offering, the Founder no longer owns any shares of our Class B common stock or membership interests in Shoals Parent (“LLC Interests”). The Company did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders in this offering.
Exchange of LLC Interests
In March 2023, certain Continuing Equity Owners (as defined in Note 11 - Stockholders’ Equity), including the Founder, exchanged an aggregate of 31,419,913 LLC Interests together with an equal number of shares of Class B common stock for 31,419,913 newly-issued share of Class A common stock. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent are held by the Company, no other holders own LLC Interests and no Class B common stock is outstanding. As of March 31, 2023, the Company owned 100% of Shoals Parent.
Trends and Uncertainties
In 2022, significant levels of inflation increased energy prices, freight premiums, and other operating costs, which levels remained elevated during the first quarter of 2023. As a result of inflation, during 2022 and the first quarter of 2023, the Federal Reserve increased interest rates. Such increased interest rates have resulted in higher interest rates associated with our Senior Secured Credit Agreement, as defined in Note 8 Long-Term Debt. The Federal Reserve may continue raising interest rates, and any such additional increases will have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.
In 2022 and to a lesser extent during the first quarter of 2023, in part as a consequence of the novel coronavirus (“COVID-19”) pandemic and other macroeconomic events, our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were impacted, with additional delays linked to international border crossings and the associated approvals and documentation. The Company does not directly source raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout the year. In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not experience such negative effects during the first quarter of 2023. We are continuously monitoring the situation of our supply chain and evaluating our procurement strategy and supply chain to reduce any negative impact on our business, financial condition, and results of operations.
In response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. During the first quarter of 2023, we have continued to carry increased inventories.
In March 2023, various financial institutions sustained liquidity problems. Even though the FDIC and other government agencies intervened, there is uncertainty in the markets regarding the stability of the banking system and especially of regional banks. If the banks and financial institutions at which we or our customers hold our cash enter receivership or become insolvent, our liquidity and financial results may be threatened.
As of March 31, 2023, other than increased interest expense, we did not experience material adverse effects on our financial results from the events and trends discussed above.
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
Operating Expenses
Operating expenses consist of general and administrative costs as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 95 to 115 from March 31, 2022 to March 31, 2023, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, insurance, bad debt expense and fees for professional services. Professional services consist of audit, tax, accounting, legal, internal controls, information technology, investor relations and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales are currently in the U.S. We currently have a sales presence in the U.S., Asia-Pacific, Europe, Latin America, and Africa. We intend to grow our sales presence and marketing efforts in current geographic markets and expand to additional countries in the future.
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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2023	2022
Revenue	$105,086	$67,976	$37,110	55%
Cost of revenue	56,829	41,684	15,145	36%
Gross profit	48,257	26,292	21,965	84%
Operating expenses
General and administrative expenses	19,992	13,919	6,073	44%
Depreciation and amortization	2,165	2,366	(201)	(8)%
Total operating expenses	22,157	16,285	5,872	36%
Income from operations	26,100	10,007	16,093	161%
Interest expense, net	(5,996)	(3,836)	2,160	56%
Income before income taxes	20,104	6,171	13,933	226%
Income tax expense	(3,121)	(1,522)	1,599	105%
Net income	16,983	4,649	12,334	265%
Less: net income attributable to non-controlling interests	2,687	2,009	678	34%
Net income attributable to Shoals Technologies Group, Inc.	$14,296	$2,640	$11,656	442%

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue
Revenue increased by $37.1 million, or 55%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically and to a lesser extent increased pricing. We believe expanding customer recognition of the benefits of our combine-as-you-go system is continuing to result in increased demand for our products. The number of system solutions projects and the average revenue per project increased in 2023 as compared to the same period in 2022.
Cost of Revenue and Gross Profit
Cost of revenue increased by $15.1 million, or 36%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by an increase in revenue. Gross profit as a percentage of revenue increased from 38.7% in 2022 to 45.9% in 2023. The increase in gross profit as a percentage of revenue is attributable to increased pricing for our system solutions along with slightly lower raw materials input costs, improvement and efficiencies in the manufacturing process, and additional leverage on fixed costs.
Operating Expenses
General and Administrative
General and administrative expenses increased $6.1 million, or 44%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in general and administrative expenses was primarily the result of an increase in equity-based compensation of $3.4 million mainly related to termination of our former CEO for disability, an increase in wages and related taxes of $2.0 million due to increased employee headcount to support our growth, and $0.3 million in professional fees.
Depreciation and Amortization

Depreciation and amortization expense decreased by $0.2 million, or 8%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to definite lived intangible assets that became fully amortized during 2022.
Interest Expense
Interest expense, net increased by $2.2 million or 56%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to increased borrowing rates which is partially offset by decreased borrowings. During 2022 and during the first quarter of 2023, the Federal Reserve increased interest rates, which resulted in higher interest rates associated with our Senior Secured Credit Agreement. Additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement.
Income Tax Expense
Income tax expense was $3.1 million for the three months ended March 31, 2023 as compared to an income tax expense of $1.5 million for the three months ended March 31, 2022. Our effective income tax rate for the three months ended March 31, 2023 and 2022 was 15.5% and 24.7% respectively.

Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) income tax expense, (iii) depreciation expense, (iv) amortization of intangibles and (v) equity-based compensation. We define Adjusted Net Income as net income attributable to Shoals Technologies Group, Inc. plus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) amortization of intangibles, (iii) amortization of deferred financing costs and (iv) equity-based compensation, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding Class B common stock for Class A common stock as of the beginning of the earliest period presented.
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
Because of these limitations, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. You should review the reconciliation of net income and net income attributable to Shoals Technologies Group, Inc. to Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS below and not rely on any single financial measure to evaluate our business.

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$16,983	$4,649
Interest expense, net	5,996	3,836
Income tax expense	3,121	1,522
Depreciation expense	484	424
Amortization of intangibles	2,022	2,270
Equity-based compensation	7,523	3,831
Adjusted EBITDA	$36,129	$16,532

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income attributable to Shoals Technologies Group, Inc.	$14,296	$2,640
Net income impact from assumed exchange of Class B common stock to Class A common stock (a)	2,687	2,009
Adjustment to the provision for income tax (b)	(653)	(475)
Tax effected net income	16,330	4,174
Amortization of intangibles	2,022	2,270
Amortization of deferred financing costs	350	276
Equity-based compensation	7,523	3,831
Tax impact of adjustments (c)	(2,404)	(1,508)
Adjusted Net Income	$23,821	$9,043
(a)    Reflects net income to Class A common stock from assumed exchange of corresponding shares of our Class B common stock held by the Founder and management.
(b)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of Shoals Parent LLC. The adjustment to the provision for income tax reflects the effective tax rates below, assuming Shoals Technologies Group, Inc. owns 100% of the units in Shoals Parent LLC.

	Three Months Ended March 31,
	2023	2022
Statutory U.S. Federal income tax rate	21.0%	21.0%
Permanent adjustments	0.3%	0.1%
State and local taxes (net of federal benefit)	3.0%	2.5%
Effective income tax rate for Adjusted Net Income	24.3%	23.6%

(c)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended March 31,
	2023	2022
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	147,107	112,240
Assumed exchange of Class B common stock to Class A common stock	23,110	54,794
Adjusted diluted weighted average shares outstanding	170,217	167,034

Adjusted Net Income	$23,821	$9,043
Adjusted Diluted EPS	$0.14	$0.05

Liquidity and Capital Resources

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$9,913	$(25,859)
Net cash used in investing activities	(2,003)	(882)
Net cash provided by (used in) financing activities	(10,216)	30,265
Net increase (decrease) in cash and cash equivalents	$(2,306)	$3,524
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
We generated cash from operating activities of $9.9 million during the three months ended March 31, 2023, as compared to cash used in operating activities of $25.9 million during the three months ended March 31, 2022. As of March 31, 2023, our cash and cash equivalents were $6.5 million, an increase from $2.5 million as of March 31, 2022. As of March 31, 2023 we had outstanding borrowings of $239.8 million, a decrease from $286.9 million as of March 31, 2022. As of March 31, 2023, we also had $105.0 million available for additional borrowings under our $150.0 million Revolving Credit Facility.
Operating Activities
For the three months ended March 31, 2023, cash provided by operating activities was $9.9 million, primarily due to operating results that included $17.0 million of net income, which included $16.0 million of non-cash expense, along with an increase of $11.3 in accounts payable and accrued expenses. These cash inflows were partially offset by an increase in accounts receivable and unbilled receivables of $28.1 million, which was primarily driven by an increase in revenues, a $3.2 million increase in inventory as a result of increasing our raw materials inventory to support growth and reduce the likelihood of supply chain issues from our raw materials suppliers, and an increase of $3.3 million in other assets, which is primarily related to prepayment of a directors and officers insurance policy.
Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $2.0 million, all of which was attributable to the purchase of property and equipment.
Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities was $10.2 million, primarily due to $3.6 million in taxes related to net share settled equity awards, $3.0 million in net payments on the Revolving Credit Facility, and $2.6 million in distributions to our non-controlling interest holders.
Debt Obligations
For a discussion of our debt obligations see Note 8 - Long-Term Debt in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Surety Bonds
For a discussion of our surety bond obligations see Note 13 - Commitments and Contingencies in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Product Warranty
For a discussion of our product warranties see Note 13 - Commitments and Contingencies in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Accounting Estimates
Except as set forth below, as of March 31, 2023, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our 2022 Form 10-K.

Product Warranty
The Company offers an assurance type warranty for its products against manufacturer defects and does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary. These estimates are inherently uncertain given our relatively short history of sales, and actual results that differ from our assumptions and judgments could have a material adverse effect on our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to our market risk disclosed in our 2022 Form 10-K.

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
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. Except as discussed below, there are no claims or proceedings to which we are party that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.
On May 4, 2023, we filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and its related foreign entities (together, “Voltage”). The complaints primarily request that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel rays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam defendants and the Voltage defendants to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. Also on May 4, 2023, we filed complaints against the Hikam defendants in the U.S. District Court for the Southern District of California, and against the Voltage defendants in the U.S. District Court for the Middle District of North Carolina on the same subject matter. These complaints seek injunctive relief and damages for reasonable royalty and lost profits. We intend to vigorously pursue these actions. However, at this stage, we are unable to predict the outcome or impact on our business.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes with respect to our risk factors disclosed in our 2022 Form 10-K.

Defects or performance problems in our products or their parts, including those manufactured by third parties, could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.
EBOS components, including cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures, splice boxes, conventional homerun EBOS system solutions and combine-as-you-go EBOS system solutions, whether manufactured by us or third party suppliers, are products and systems that have a high consequence of failure, including equipment damage, fire damage, and even serious injury or death because of the high voltages involved and potential for fire. Further, a fault in the wiring of an EBOS system, whether as a result of product malfunctions, defects or improper installation, may cause electrical failures in solar energy projects. Faults typically occur when natural thermal expansion and contraction occurs at a point where two wires have been joined, loosening the insulation, and allowing moisture into the joint. Faults can result in lost production for customers, damage to the equipment, fire and injury or death depending on their severity and whether people are onsite.
Although we conduct quality assessments on our products and these products have stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, product failures, destructions or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we accrue reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility and have a material adverse effect on, our financial condition.
We have been notified by certain customers that a subset of wire harnesses used in our EBOS solutions is presenting excessive pull back of wire insulation at connection points (“shrinkback”). Based upon our initial assessment, we believe the shrinkback is related to a subset of specific colored wire provided by one specific supplier. While it is probable that we will incur costs related to the repair or replacement of the impacted wire harnesses, based on the limited information available as of the date of this Quarterly Report, including the scope of affected sites, potential solutions and the possibility of recovery from the wire supplier, it is not possible to reasonably estimate those costs. We are continuing our investigation of this matter to determine a course of action, and have substantially ceased use of the related wire from this supplier. As additional information becomes available, we expect to increase our estimated accrued warranty liability, which may be material. We do not maintain insurance for product warranty, and as necessary, we intend to seek recovery from the third party supplier.
If one of our products, including those that contain the wires mentioned above, causes injury to someone or causes property damage, including as a result of product malfunctions, defects or improper installation, we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face, including those related to the wires mentioned above, could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us, including those related to the defective wire harnesses mentioned above, could result in potentially significant monetary damages, penalties or fines; subject us to adverse publicity; damage our reputation and competitive position; and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

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
We have and may in the future need to initiate infringement claims or litigation in order to protect or enforce our intellectual property rights. As disclosed under Part II, Item 1, Legal Proceedings, on May 4, 2023, we filed patent infringement complaints with the ITC and with the U.S. District Courts against each of Hikam and Voltage seeking to ban the importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States in a manner that we allege infringes on the Company’s enforceable patents. We intend to vigorously pursue these actions, however, at this stage, we are unable to predict the outcome or impact on our business. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Enforcing our intellectual property rights in all countries throughout the world may be prohibitively expensive, and we may choose to forgo such activities in some jurisdictions. Litigation, including the complaints discussed above, also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. If we are unsuccessful with respect to the patent infringement complaints against Hikam and Voltage, the alleged counterfeit products may continue to be imported and sold in the United States. In such case, we could lose potential revenue to the defendants as well as other parties who may sell similar products. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity during the three months ended March 31, 2023.
During the three months ended March 31, 2023, pursuant to the terms of the Shoals Parent Limited Liability Company Agreement, Continuing Equity Owners exchanged an aggregate of 31,419,913 LLC Interests together with an equal number of shares of Class B common stock for 31,419,913 newly-issued shares of Class A common stock. These shares of Class A common stock were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
10.1	Separation Agreement, dated February 24, 2023, by and between Jason Whitaker and Shoals Technologies Group, Inc.	8-K	2/27/2023	10.1
10.2	Shoals Technologies Group, Inc. Executive Severance Plan	8-K	2/27/2023	10.2
10.3*	Form of RSU Grant Notice and Award Agreement
10.4*	Form of PSU Grant Notice and Award Agreement
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	May 8, 2023	By:	/s/ Jeffery Tolnar
			Name:	Jeffery Tolnar
			Title:	President and Interim Chief Executive Officer

Date:	May 8, 2023	By:	/s/ Dominic Bardos
			Name:	Dominic Bardos
			Title:	Chief Financial Officer