Form 10-Q
period 2023-06-30
Shoals Technologies Group, Inc.
filed 2023-08-01
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

As of July 25, 2023, the registrant had 169,939,501 shares of Class A common stock and no shares of Class B common stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, warranty, litigation and liability accruals and estimates of loss or gains, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
•the interruption of the flow of components and materials from international vendors has and may continue to disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
•if we fail to retain our key personnel and attract additional qualified personnel, we are unable to execute a smooth transition and successfully integrate our new Chief Executive Officer, or we or our suppliers face disputes with labor unions, we may not be able to achieve our anticipated level of growth and our business could suffer;
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
•acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our Class A common stock;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$5,860	$8,766
Accounts receivable, net	97,099	50,575
Unbilled receivables	21,664	16,713
Inventory, net	68,312	72,854
Other current assets	7,180	4,632
Total Current Assets	200,115	153,540
Property, plant and equipment, net	20,198	16,870
Goodwill	69,941	69,941
Other intangible assets, net	52,542	56,585
Deferred tax assets	470,329	291,634
Other assets	5,695	6,325
Total Assets	$818,820	$594,895

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$16,239	$9,481
Accrued expenses and other	27,650	17,882
Deferred revenue	31,298	23,259
Long-term debt—current portion	2,000	2,000
Total Current Liabilities	77,187	52,622
Revolving line of credit	20,000	48,000
Long-term debt, less current portion	188,609	189,063
Other long-term liabilities	3,619	4,221
Total Liabilities	289,415	293,906
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 169,926,094 and 137,904,663 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	1
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; none and 31,419,913 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	1
Additional paid-in capital	461,705	256,894
Accumulated earnings	67,698	34,478
Total stockholders’ equity attributable to Shoals Technologies Group, Inc.	529,405	291,374
Non-controlling interests	—	9,615
Total stockholders' equity	529,405	300,989
Total Liabilities and Stockholders’ Equity	$818,820	$594,895

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$119,208	$73,490	$224,294	$141,466
Cost of revenue	68,691	44,897	125,520	86,581
Gross profit	50,517	28,593	98,774	54,885
Operating expenses
General and administrative expenses	16,723	13,265	36,715	27,184
Depreciation and amortization	2,158	2,344	4,323	4,710
Total operating expenses	18,881	15,609	41,038	31,894
Income from operations	31,636	12,984	57,736	22,991
Interest expense, net	(6,505)	(4,170)	(12,501)	(8,006)
Income before income taxes	25,131	8,814	45,235	14,985
Income tax expense	(6,207)	(1,511)	(9,328)	(3,033)
Net income	18,924	7,303	35,907	11,952
Less: net income attributable to non-controlling interests	—	2,901	2,687	4,910
Net income attributable to Shoals Technologies Group, Inc.	$18,924	$4,402	$33,220	$7,042

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share of Class A common stock:
Basic	$0.11	$0.04	$0.21	$0.06
Diluted	$0.11	$0.04	$0.21	$0.06
Weighted average shares of Class A common stock outstanding:
Basic	169,887	112,489	158,213	112,350
Diluted	170,241	112,616	158,694	112,428

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except shares)

For the three and six months ended June 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2022	137,904,663	$1	31,419,913	$1	$256,894	$34,478	$9,615	$300,989
Net income	—	—	—	—	—	14,296	2,687	16,983
Equity-based compensation	—	—	—	—	7,523	—	—	7,523
Activity under equity-based compensation plan	—	—	—	—	(4,219)	—	687	(3,532)
Distributions to non-controlling interests	—	—	—	—	—	—	(2,628)	(2,628)
Vesting of restricted stock units	495,831	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock, net	31,419,913	1	(31,419,913)	(1)	186,745	—	—	186,745
Reallocation of non-controlling interests	—	—	—	—	10,361	—	(10,361)	—
Balance at March 31, 2023	169,820,407	2	—	—	457,304	48,774	—	506,080
Net income	—	—	—	—	—	18,924	—	18,924
Equity-based compensation	—	—	—	—	4,445	—	—	4,445
Activity under equity-based compensation plan	—	—	—	—	(44)	—	—	(44)
Vesting of restricted stock units	105,687	—	—	—	—	—	—	—
Balance at June 30, 2023	169,926,094	$2	—	$—	$461,705	$67,698	$—	$529,405

For the three and six months ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	112,049,981	$1	54,794,479	$1	$95,684	$(93,133)	$(10,051)	$(7,498)
Equity-based compensation	—	—	—	—	5,636	—	—	5,636
Activity under equity-based compensation plan	—	—	—	—	(2,944)	—	1,647	(1,297)
Vesting of restricted stock units	308,416	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2,938)	(2,938)
Net income	—	—	—	—	—	2,640	2,009	4,649

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (continued)
(in thousands, except shares)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance at March 31, 2022	112,358,397	1	54,794,479	1	98,376	(90,493)	(9,333)	(1,448)
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	148	—	—	148
Exchange of Class B to Class A common stock	259,888	—	(259,888)	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,065	—	—	4,065
Activity under equity-based compensation plan	—	—	—	—	(1,326)	—	1,326	—
Vesting of restricted stock units	48,721	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1,628)	(1,628)
Reallocation of non-controlling interests	—	—	—	—	(20)	—	20	—
Net income	—	—	—	—	—	4,402	2,901	7,303
Balance at June 30, 2022	112,667,006	$1	54,534,591	$1	$101,243	$(86,091)	$(6,714)	$8,440

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$35,907	$11,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,092	5,402
Amortization/write off of deferred financing costs	692	684
Equity-based compensation	11,968	7,896
Provision for credit losses	296	—
Provision for obsolete or slow-moving inventory	3,140	443
Provision for warranty expense	9,386	—
Deferred taxes	8,953	2,847
Changes in assets and liabilities:
Accounts receivable	(46,820)	(26,259)
Unbilled receivables	(4,951)	(1,047)
Inventory	1,402	(27,404)
Other assets	(2,064)	(2,059)
Accounts payable	7,014	4,060
Accrued expenses and other	(220)	4,713
Deferred revenue	8,039	12,029
Net Cash Provided by (Used in) Operating Activities	37,834	(6,743)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,377)	(2,149)
Net Cash Used in Investing Activities	(4,377)	(2,149)
Cash Flows from Financing Activities
Distributions to non-controlling interests	(2,628)	(4,566)
Employee withholding taxes related to net settled equity awards	(3,576)	(1,297)
Payments on term loan facility	(1,000)	(1,000)
Proceeds from revolving credit facility	5,000	38,000
Repayments of revolving credit facility	(33,000)	(8,000)
Other	(1,159)	—
Net Cash Provided by (Used in) Financing Activities	(36,363)	23,137
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(2,906)	14,245
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	8,766	9,557
Cash, Cash Equivalents and Restricted Cash—End of Period	$5,860	$23,802

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2023	2022

Supplemental Cash Flows Information:
Cash paid for interest	$11,300	$6,127
Cash paid for taxes	$865	$708
Non-cash investing and financing activities:
Recording of deferred tax assets related to exchanges of Class B common stock to Class A common stock	$187,648	$948
Recording of amounts payable pursuant to tax receivable agreement	$—	$800
Capital contribution related to tax receivable agreement exchanges of Class B common stock to Class A common stock	$187,648	$148

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business
Shoals Technologies Group, Inc. (the “Company”) was formed as a Delaware corporation on November 4, 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related organizational transactions to carry on the business of Shoals Parent LLC and its subsidiaries (“Shoals Parent”). The IPO and related reorganization transactions that occurred on January 29, 2021 resulted in the Company becoming the sole managing member of Shoals Parent, with the Company having sole voting power in and control of the management of Shoals Parent. As of June 30, 2023 the Company, along with a wholly-owned subsidiary, Shoals Intermediate Parent, Inc., owned 100% of Shoals Parent. On July 1, 2023, the Company contributed 100% of its membership interests (“LLC Interests”) in Shoals Parent LLC to Shoals Intermediate Parent, Inc. (“Shoals Intermediate”).
Shoals Parent LLC is a Delaware limited liability company formed on May 9, 2017. The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components for solar, battery storage and electric vehicle charging applications, selling to customers primarily in the United States as well as internationally. Shoals Parent, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Shoals Intermediate Holdings”) and Shoals Holdings LLC (“Holdings”) owns five other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC, (collectively “Shoals”), Shoals International, LLC and Shoals Connect LLC. Shoals Parent acquired Shoals on May 25, 2017.
Secondary Offering
On March 10, 2023, selling stockholders, which consisted of certain entities controlled by Dean Solon, our founder (the “Founder”), completed a secondary offering consisting of 24,501,650 shares of Class A common stock. Following the closing of the secondary offering, the Founder no longer owns any shares of our Class B common stock or LLC Interests. The Company did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders in this offering.
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
Non-Controlling Interests
The non-controlling interests on the condensed consolidated statements of operations represent a portion of earnings or loss attributable to the economic interests in the Company’s subsidiary, Shoals Parent, formerly held by the Continuing Equity Owners (as defined in Note 11 - Stockholders’ Equity). Non-controlling interests on the condensed consolidated balance sheets represent the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2023, the Company, along with a wholly-owned subsidiary, Shoals Intermediate, owned 100% of Shoals Parent.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, the condensed consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the periods ended June 30, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue recognition, allowance for credit losses, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets, allowance for obsolete or slow moving inventory, valuation allowance on deferred tax assets, equity-based compensation expense and warranty liability.
Trends and Uncertainties
In 2022, significant levels of inflation increased energy prices, freight premiums, and other operating costs, which levels remained elevated during the first two quarters of 2023. As a result of inflation, during 2022 and the first two quarters of 2023, the Federal Reserve increased interest rates. Such increased interest rates have resulted in higher interest rates associated with our Senior Secured Credit Agreement, as defined in Note 8 - Long-Term Debt. The Federal Reserve may continue raising interest rates, and any such additional increases will have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In 2022 and to a lesser extent during the first two quarters of 2023, as a consequence of macroeconomic events, our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were impacted, with additional delays linked to international border crossings and the associated approvals and documentation. The Company does not directly source a significant amount of raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout the year. In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not experience such negative effects during the first two quarters of 2023. We are continuously monitoring the situation of our supply chain and evaluating our procurement strategy and supply chain to reduce any negative impact on our business, financial condition, and results of operations.
In response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. During the first two quarters of 2023, we continued to monitor and optimize our inventory levels.
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
As of June 30, 2023, other than increased interest expense, we did not experience material adverse effects on our financial results from the events and trends discussed above.
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. Restricted cash is restricted as to withdrawal or use. Prior to the termination of the Tax Receivable Agreement (“TRA”), tax distributions paid by Shoals Parent to the Company were restricted under the limited liability company agreement (“LLC Agreement”) for future payments under the TRA and totaled $13.7 million as of June 30, 2022. There was no restricted cash as of June 30, 2023.

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$5,860	$10,094
Restricted cash included in other current asset	—	3,583
Restricted cash included in other assets	—	10,125
Total cash, cash equivalents and restricted cash	$5,860	$23,802
Customer Concentrations
The Company had the following revenue concentrations representing approximately 10% or more of revenue for the six months ended June 30, 2023 and 2022 and related accounts receivable concentrations as of June 30, 2023 and December 31, 2022:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	2023		2022
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	25.7%	26.6%	12.3%	8.4%
Customer B	9.3%	16.7%	10.0%	9.0%
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

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$97,858	$51,061
Less: allowance for credit losses	(759)	(486)
Accounts receivable, net	$97,099	$50,575

4.    Inventory
Inventory, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$74,376	$75,778
Allowance for obsolete or slow-moving inventory	(6,064)	(2,924)
Inventory, net	$68,312	$72,854

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		June 30, 2023	December 31, 2022
Land	N/A	$840	$840
Building and land improvements	5-40	10,167	9,031
Machinery and equipment	3-5	15,144	12,371
Furniture and fixtures	3-7	2,169	1,787
Vehicles	5	125	125
		28,445	24,154
Less: accumulated depreciation		(8,247)	(7,284)
Property, plant and equipment, net		$20,198	$16,870

Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.6 million and $0.5 million, respectively. During the three months ended June 30, 2023 and 2022, $0.4 million and $0.4 million, respectively, of depreciation expense was allocated to cost of revenue and $0.2 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.
Depreciation expense for the six months ended June 30, 2023 and 2022 was $1.1 million and $0.9 million, respectively. During the six months ended June 30, 2023 and 2022, $0.8 million and $0.7 million, respectively, of depreciation expense was allocated to cost of revenue and $0.3 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets
Goodwill
Goodwill relates to the acquisition of Shoals and ConnectPV, Inc. There were no changes in the carrying amount of goodwill during the six months ended June 30, 2023. Goodwill totaled $69.9 million as of June 30, 2023 and December 31, 2022.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	June 30, 2023	December 31, 2022
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		25,072	22,925
Developed technology		16,191	14,860
Trade names		5,795	5,230
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		49,658	45,615
Total other intangible assets, net		$52,542	$56,585

Amortization expense related to intangible assets amounted to $2.0 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, and $4.0 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$4,969	$4,917
Accrued interest	7,639	7,226
Warranty liability	9,634	560
Other accrued expenses	5,408	5,179
Total accrued expenses and other	$27,650	$17,882

8.    Long-Term Debt
Long-term debt consists of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2023	December 31, 2022
Term Loan Facility	$194,250	$195,250
Revolving Credit Facility	20,000	48,000
Less: deferred financing costs	(3,641)	(4,187)
Total debt, net of deferred financing costs	210,609	239,063
Less: current portion	(2,000)	(2,000)
Long-term debt, net current portion	$208,609	$237,063

Senior Secured Credit Agreement
Holdings has a senior secured credit agreement (as amended, the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”) and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”).
As of June 30, 2023, interest rates on the Term Loan Facility were SOFR plus 5.75%, or 10.98%, and on the Revolving Credit Facility, SOFR plus 3.25%, ranging from 8.32% to 8.48%. As of June 30, 2023, there were $194.3 million outstanding under the Term Loan Facility, $20.0 million outstanding under the Revolving Credit Facility, letters of credit of $0.6 million, and $129.4 million of availability under the Revolving Credit Facility.
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
The Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. To remain in compliance with the financial covenant, Shoals Intermediate Holdings’ consolidated leverage ratio, as of the last day of any quarter, cannot be greater than 6.50 to 1.00. As of June 30, 2023, the Company was in compliance with all the required covenants.

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
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Shoals Technologies Group, Inc. - basic	$18,924	$4,402	$33,220	$7,042

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock	—	—	—	—
Net income attributable to Shoals Technologies Group, Inc. - diluted	$18,924	$4,402	$33,220	$7,042
Denominator:
Weighted average shares of Class A common stock outstanding - basic	169,887	112,489	158,213	112,350
Effect of dilutive securities:
Restricted / performance stock units	354	127	481	78
Class B common stock	—	—	—	—
Weighted average shares of Class A common stock outstanding - diluted	170,241	112,616	158,694	112,428

Earnings per share of Class A common stock - basic	$0.11	$0.04	$0.21	$0.06
Earnings per share of Class A common stock - diluted	$0.11	$0.04	$0.21	$0.06
For the six months ended June 30, 2023 and three and six months ended June 30, 2022, the reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock has been excluded along with the dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive, as they were antidilutive. There were no shares of Class B common stock outstanding during the three months ended June 30, 2023.

10.    Equity-Based Compensation
2021 Long-term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the six months ended June 30, 2023, the Company granted 289,713 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs have grant date fair values ranging from $18.12 to $28.26 per unit and generally vest ratably over 3 years, except director grants which vest over 1 year.
Activity under the 2021 Incentive Plan for RSUs was as follows:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2022	1,736,975	$22.34
Granted	289,713	$24.73
Vested	(697,847)	$19.67
Forfeited	(46,582)	$22.54
Outstanding, June 30, 2023	1,282,259	$24.33

Performance Stock Units
During the six months ended June 30, 2023, the Company granted an aggregate of 143,810 Performance Stock Units ("PSUs") to certain executives. The PSUs cliff vest after 3 years upon meeting certain revenue and gross margin targets and contain certain modifiers which could increase or decrease the ultimate number of shares of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $26.55 to $28.26.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Six Months Ended June 30, 2023

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2022	256,305	$11.89
Granted	143,810	$28.19
Vested	(53,144)	$10.42
Forfeited	(79,533)	$10.42
Outstanding, June 30, 2023	267,438	$21.38

The Company recognized equity-based compensation of $4.4 million and $4.1 million for the three months ended June 30, 2023 and 2022, respectively, and $12.0 million and $7.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had $29.4 million of unrecognized compensation costs which is expected to be recognized over a period of 1.9 years.

11.    Stockholders’ Equity
Shoals Parent Ownership
The Company is the sole managing member of Shoals Parent and has the sole voting power in, and controls the management of Shoals Parent. As of June 30, 2023, the Company owned 100% of Shoals Parent. Prior to owning 100% of Shoals Parent, the remaining interest in Shoals Parent, was held by direct or indirect holders of LLC Interests and our Class B common stock, including the Founder and certain current and former executive officers, employees and their respective permitted transferees (collectively, the “Continuing Equity Owners”), who could exchange at each of their respective options, in whole or in part, from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (which shares were then

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
immediately canceled)) for cash or newly issued shares of our Class A common stock. Accordingly, the Company consolidated the financial results of Shoals Parent and reported non-controlling interests in its condensed consolidated financial statements. In accordance with the LLC Agreement, Shoals Parent has made cash distributions to its members in an amount sufficient to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. The payment of these cash distributions by Shoals Parent to Continuing Equity Owners was recorded as distributions to holders of LLC Interests in the accompanying condensed consolidated statements of stockholders’ equity (deficit) and condensed consolidated statements of cash flows.

Common Stock Economic and Voting Rights
Holders of Class A common stock and Class B common stock (if any shares are outstanding) are entitled to one vote per share and, except as otherwise required, vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock (if any shares are outstanding) are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock were only issuable to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. As of June 30, 2023, there were no shares of Class B common stock nor LLC Interests outstanding, and no shares of Class B common stock are currently issuable. Shares of Class B common stock were transferable only together with an equal number of LLC Interests.

12.    Non-Controlling Interests
As of June 30, 2023, the Company owned 100% of Shoals Parent. The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

	Six Months Ended June 30,
	2023	2022
Net income attributable to non-controlling interests	$2,687	$4,910
Transfers to non-controlling interests:
Increase as a result of activity under equity-based compensation plan	687	2,973
Decrease from tax distributions to non-controlling interests	(2,628)	(4,566)
Reallocation of non-controlling interests	(10,361)	20
Change from net income attributable to non-controlling interests and transfers to non-controlling interests	$(9,615)	$3,337

Issuance of Additional LLC Interests
Under the LLC Agreement, the Company is required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company must contribute to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock. The Company must cause Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A common stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
of Class A common stock. During the six months ended June 30, 2023 and 2022, the Company caused Shoals Parent to issue to the Company a total of 601,518 and 357,137 LLC Interests, respectively, for the vesting of awards granted under the 2021 Incentive Plan.
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent was required to distribute cash, to the extent that Shoals Parent had cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent made such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the six months ended June 30, 2023 and 2022, tax distributions to non-controlling LLC Interests holders were $2.6 million and $4.6 million, respectively.

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
On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and its related foreign entities (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. On July 18, 2023, the Company filed an amended complaint with the ITC, adding allegations that the Voltage respondents also infringe a third, recently-issued patent owned by the Company. Also on May 4, 2023, the Company filed complaints against the Hikam defendants in the U.S. District Court for the Southern District of California, and against the Voltage defendants in the U.S. District Court for the Middle District of North Carolina on the same subject matter. On June 28, 2023, the Company filed an amended complaint in the U.S. District Court for the Middle District of North Carolina against the Voltage respondents alleging that they also infringe on a third, recently-issued patent owned by the Company. These complaints seek injunctive relief and damages for reasonable royalty and lost profits. The Company intends to vigorously pursue these actions. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.
Surety Bonds

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of June 30, 2023, the maximum potential payment obligation with regard to surety bonds was $30.0 million.
Product Warranty
The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of June 30, 2023 and December 31, 2022 our estimated warranty liability was approximately $9.6 million and $0.6 million, respectively.
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting excessive pull back of wire insulation at connection points (“shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the shrinkback is related to wire provided by one specific supplier. The Company believes it is probable that it will incur costs related to the repair or replacement of the impacted wire harnesses. Based on the Company’s analysis of information available as of the date of this Quarterly Report, the Company has determined that it has sufficient information to estimate the low end of the range of potential outcomes. However, the Company continues to be unable to estimate the upper end of the range of potential outcomes based on the limited information available as of the date of this Quarterly Report, including the scope of affected sites, potential solutions and the possibility of recovery from the wire supplier. No amount within the range of potential outcomes appears to be a better estimate than any other amount within the range. Accordingly, as of June 30, 2023, the Company has recorded a warranty liability of $9.3 million related to this matter, representing the low end of the range of potential outcomes. The Company is continuing its investigation of this matter to determine a course of action, and has ceased use of the related wire from this supplier. As additional information becomes available, the Company may increase its estimated warranty liability from its current accrual, and such increase may be material. The Company does not maintain insurance for product warranty, continues to work with the supplier, and as necessary, intends to seek recovery. Potential recovery from the third party supplier has not been considered in our estimate of the warranty liability as of June 30, 2023.

14.    Income Taxes
In August 2022, the U.S. President signed into law the Inflation Reduction Act of 2022 (the “IRA”), which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax (the “CAMT”) of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing incentives to address climate change, including the introduction of advanced manufacturing production tax credits. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, including recently issued guidance and regulations from the Internal Revenue Service and U.S. Treasury Department, we will continue to monitor these developments and evaluate the potential future impact to our results of operations.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On July 1, 2023, the Company contributed 100% of its LLC Interests in Shoals Parent LLC to its wholly-owned subsidiary, Shoals Intermediate. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the umbrella-partnership C corporation structure (Up-C structure). The Company is in the process of analyzing the impact on deferred taxes related to the contribution and does not expect any material impact. Any change to deferred taxes as a result of the contribution will be recorded in the third quarter.
Shoals Parent is subject to and reports an entity level tax in various states. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its condensed consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate can differ materially from the statutory rate, depending on the ownership percentage of the non-controlling interests. The Company’s effective income tax rate for the six months ended June 30, 2023 and 2022, was 20.6% and 20.2%, respectively.
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying condensed consolidated statements of operations. As of the quarter ended June 30, 2023, the Company has recorded $1.0 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations.
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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
System solutions	$102,061	$56,821	$193,360	$103,650
Components	17,147	16,669	30,934	37,816
Total revenue	$119,208	$73,490	$224,294	$141,466

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), retainage (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

	(*)	June 30, 2023	December 31, 2022
Billed accounts receivable	Accounts receivable, net	$89,556	$48,571
Retainage	Accounts receivable, net	$7,543	$2,004
Unbilled receivables	Unbilled receivables	$21,664	$16,713
Deferred revenue	Deferred revenue	$31,298	$23,259

(*) Location on the condensed consolidated balance sheets.
The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled receivables. The changes in unbilled receivables relate to fluctuations in the timing of billings for the Company’s revenue recognized over time.
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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
obligations. During the six months ended June 30, 2023, $18.4 million of deferred revenue recorded as of December 31, 2022 was recognized in revenue.

16.    Related Party Transactions
As part of the LLC Agreement we were required to pay tax distributions to the non-controlling interest holders, some of which were considered related parties at the time of distribution. See Note 12 - Non-Controlling Interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of our 2022 Form 10-K and this Form 10-Q captioned “Forward-Looking Statements” and “Risk Factors”.
This MD&A contains the presentation of Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share, which are not presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share are being presented because management believes they provide investors and readers of this Form 10-Q with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. We do not intend Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share only in conjunction with Net Income and Net Income Attributable to Shoals Technologies Group, Inc., the most closely comparable GAAP financial measures, as applicable. Reconciliations of Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share, to the respective most closely comparable GAAP measure, as well as a calculation of Adjusted Diluted Weighted Average Shares Outstanding, are provided below, in “—Non-GAAP Financial Measures.”
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

Throughout the first two quarters of 2023, we have maintained focus on our growth strategy, including converting customers to our combine-as-you-go system. We believe that as of June 30, 2023, 14 of the top 15 and 17 of the top 25 solar EPCs, as reported by Solar Power World Magazine, use our combine-as-you-go system on their projects. As of the date of this report, we are in the process of transitioning an additional 14 EPCs and developers to our system.
We derived 86.2% of our revenue from the sale of system solutions for the six months ended June 30, 2023. For the same period, we derived substantially all of our revenue from customers in the U.S. As of June 30, 2023, we had $546.1 million of backlog and awarded orders, backlog of $303.7 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $242.4 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of June 30, 2023, backlog and awarded orders increased by 67% relative to the same date last year and increased by 4% relative to March 31, 2023.
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
Exchange of LLC Interests and Contributions
In March 2023, certain Continuing Equity Owners (as defined in Note 11 - Stockholders’ Equity), including the Founder, exchanged an aggregate of 31,419,913 LLC Interests together with an equal number of shares of Class B common stock for 31,419,913 newly-issued shares of Class A common stock. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent were held by the Company, no other holders owned LLC Interests and no Class B common stock is outstanding. As of June 30, 2023, the Company owned 100% of Shoals Parent together with its wholly-owned subsidiary, Shoals Intermediate Parent, Inc. (“Shoals Intermediate”).
On July 1, 2023, the Company contributed 100% of its LLC Interests of Shoals Parent LLC to Shoals Intermediate Parent, Inc. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the umbrella-partnership C corporation structure (Up-C structure).
Trends and Uncertainties
In 2022, significant levels of inflation increased energy prices, freight premiums, and other operating costs, which levels remained elevated during the first two quarters of 2023. As a result of inflation, during 2022 and the first two quarters of 2023, the Federal Reserve increased interest rates. Such increased interest rates have resulted in higher interest rates associated with our Senior Secured Credit Agreement, as defined in Note 8 - Long-Term Debt. The Federal Reserve may continue raising interest rates, and any such additional increases will have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.
In 2022 and to a lesser extent during the first two quarters of 2023, as a consequence of macroeconomic events, our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were impacted, with additional delays linked to international border crossings and the associated approvals and documentation. The Company does not directly source a significant amount of raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout the year. In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not experience such negative effects during the first two quarters of 2023. We are continuously monitoring the situation of our supply chain and evaluating our procurement strategy and supply chain to reduce any negative impact on our business, financial condition, and results of operations.
In response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. During the first two quarters of 2023, we continued to monitor and optimize our inventory levels.
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
As of June 30, 2023, other than increased interest expense, we did not experience material adverse effects on our financial results from the events and trends discussed above.
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
Our revenue growth is dependent on continued growth in the amount of solar energy projects constructed each year and our ability to increase our share of demand in the geographies where we currently compete and plan to compete in the future, as well as our ability to continue to develop and commercialize new and innovative products that address the changing technology and performance requirements of our customers.
Cost of Revenue and Gross Profit
Cost of revenue consists primarily of system solutions and components costs, including purchased raw materials, as well as costs related to shipping, customer support, product warranty, personnel and depreciation of manufacturing and testing equipment. Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including copper and aluminum; component costs, including fuses, resin, enclosures, and cable; technological innovation; economies of scale resulting in lower component costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily indirect personnel and depreciation of manufacturing and testing equipment, are not directly affected by sales volume. Gross profit may vary from year to year and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method and warranty expense.
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 98 to 121 from June 30, 2022 to June 30, 2023, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth which will increase our operating expenses.
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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2023	2022			2023	2022
Revenue	$119,208	$73,490	$45,718	62%	$224,294	$141,466	$82,828	59%
Cost of revenue	68,691	44,897	23,794	53%	125,520	86,581	38,939	45%
Gross profit	50,517	28,593	21,924	77%	98,774	54,885	43,889	80%
Operating expenses
General and administrative expenses	16,723	13,265	3,458	26%	36,715	27,184	9,531	35%
Depreciation and amortization	2,158	2,344	(186)	(8)%	4,323	4,710	(387)	(8)%
Total operating expenses	18,881	15,609	3,272	21%	41,038	31,894	9,144	29%
Income from operations	31,636	12,984	18,652	144%	57,736	22,991	34,745	151%
Interest expense, net	(6,505)	(4,170)	2,335	56%	(12,501)	(8,006)	4,495	56%
Income before income taxes	25,131	8,814	16,317	185%	45,235	14,985	30,250	202%
Income tax expense	(6,207)	(1,511)	4,696	311%	(9,328)	(3,033)	6,295	208%
Net income	18,924	7,303	11,621	159%	35,907	11,952	23,955	200%
Less: net income attributable to non-controlling interests	—	2,901	(2,901)	(100)%	2,687	4,910	(2,223)	(45)%
Net income attributable to Shoals Technologies Group, Inc.	$18,924	$4,402	$14,522	330%	$33,220	$7,042	$26,178	372%

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue
Revenue increased by $45.7 million, or 62%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers along with the number of combine-as-you-go system solutions projects and average revenue per project increased during the three months ended June 30, 2023 as compared to the same period in 2022. We believe expanding customer recognition of the benefits of our combine-as-you-go system solutions is continuing to result in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $23.8 million, or 53%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by an increase in revenue. Gross profit as a percentage of revenue increased from 38.9% during the three months ended June 30, 2022 to 42.4% during three months ended June 30, 2023. This increase was driven by a higher portion of overall revenue coming from the Company’s combine-as-you-go system solutions, which carry higher margins than the Company’s other products, slightly lower raw materials input costs, increased leverage on fixed costs, and efficiencies gained in operations. These increases in gross margin were offset by an increase in warranty expense recorded during the three months ended June 30, 2023 compared to the same period during 2022.

Operating Expenses
General and Administrative

General and administrative expenses increased $3.5 million, or 26%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in general and administrative expenses was primarily the result of an increase in wages and related taxes of $2.3 million due to increased employee headcount to support our growth initiatives, as well as an increase in professional fees of $0.4 million primarily related to legal fees incurred in connection with the ongoing patent infringement complaint, and an increase of $0.2 million related to equity-based compensation.

Depreciation and Amortization
Depreciation and amortization expenses decreased $0.2 million, or 8%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease in depreciation and amortization was due to definite lived intangible assets that became fully amortized during 2022.

Interest Expense
Interest expense, net increased by $2.3 million or 56%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, which was due to increased borrowing rates. During 2022 and the first two quarters of 2023, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. This increase in interest expense was offset by a decrease in the weighted average outstanding balance of the Revolving Credit Facility and Term Loan Facility during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Income tax expense
Income tax expense totaled $6.2 million for the three months ended June 30, 2023 as compared to income tax expense of $1.5 million for the three months ended June 30, 2022. Our effective income tax rate for the three months ended June 30, 2023 and 2022 was 24.7% and 17.1%, respectively. The 2023 increase in our effective income tax rate for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to a reduction in permanent differences as a result of net income attributable to non-controlling interests.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue
Revenue increased by $82.8 million, or 59%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers along with the number of combine-as-you-go system solutions projects and average revenue per project increased during the six months ended June 30, 2023 as compared to the same period in 2022. We believe expanding customer recognition of the benefits of our combine-as-you-go system solutions is continuing to result in increased demand for our products.
Cost of Revenue and Gross Profit
Cost of revenue increased by $38.9 million, or 45%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by an increase in revenue. Gross profit as a percentage of revenue increased from 38.8% during the six months ended June 30, 2022 to 44.0% during the six months ended June 30, 2023. The increase was driven by a higher portion of overall revenue coming from the Company’s combine-as-you-go system solutions, which carry higher margins than the Company’s other products, slightly lower raw materials input costs, increased leverage on fixed costs, and efficiencies gained in operations. These increases in gross margin were offset by an increase in warranty expense recorded during the six months ended June 30, 2023 compared to the same period during 2022.
Operating Expenses
General and Administrative
General and administrative expenses increased $9.5 million, or 35%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in general and administrative expenses was the result of an increase in wages and related taxes of $4.2 million due to increased employee headcount to support our growth, as well as an increase in equity-based compensation of $3.6 million mainly related to termination of our former CEO for disability, and an increase in professional fees of $1.1 million primarily related to legal fees incurred in connection with the ongoing patent infringement complaint.
Depreciation and Amortization
Depreciation and amortization expense decreased by $0.4 million, or 8%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to definite lived intangible assets that became fully amortized during 2022.
Interest Expense
Interest expense, net increased by $4.5 million or 56%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, which was due to increased borrowing rates. During 2022 and the first two quarters of 2023, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. This increase in interest expense was offset by a decrease in the weighted average outstanding balance of the Revolving Credit Facility and Term Loan Facility during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Income tax expense
Income tax expense was $9.3 million for the six months ended June 30, 2023 as compared to income tax expense of $3.0 million for the six months ended June 30, 2022. Our effective income tax rate for the six months ended June 30, 2023 and 2022 was 20.6% and 20.2%, respectively.

Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) income tax expense, (iii) depreciation expense, (iv) amortization of intangibles, (v) equity-based compensation, and (vi) acquisition-related expenses. We define Adjusted Net Income as net income attributable to Shoals Technologies Group, Inc. plus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) amortization of intangibles, (iii) amortization of deferred financing costs, (iv) equity-based compensation, and (v) acquisition-related expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding Class B common stock for Class A common stock as of the beginning of the earliest period presented.
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

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$18,924	$7,303	$35,907	$11,952
Interest expense, net	6,505	4,170	12,501	8,006
Income tax expense	6,207	1,511	9,328	3,033
Depreciation expense	565	470	1,049	893
Amortization of intangibles	2,021	2,238	4,043	4,509
Equity-based compensation	4,445	4,063	11,968	7,896
Acquisition-related expenses	—	12	—	12
Adjusted EBITDA	$38,667	$19,767	$74,796	$36,301

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Net income attributable to Shoals Technologies Group, Inc.	$18,924	$4,402	$33,220		$7,042
Net income impact from assumed exchange of Class B common stock to Class A common stock (a)	—	2,901	2,687		4,910
Adjustment to the provision for income tax(b)	—	(686)	(653)		(1,159)
Tax effected net income	18,924	6,617	35,254	—	10,793
Amortization of intangibles	2,021	2,238	4,043		4,509
Amortization of deferred financing costs	342	408	692		684
Equity-based compensation	4,445	4,063	11,968		7,896
Acquisition-related expenses	—	12	—		12

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tax impact of adjustments (c)	(1,688)	(1,588)	(4,092)	(3,093)
Adjusted Net Income	$24,044	$11,750	$47,865	$20,801
(a)    Reflects net income to Class A common stock from assumed exchange of corresponding shares of our Class B common stock held by the Founder and management. There were no shares of Class B common stock outstanding during the three months ended June 30, 2023.
(b)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of Shoals Parent LLC. The adjustment to the provision for income tax reflects the effective tax rates below, assuming Shoals Technologies Group, Inc. owned 100% of the units in Shoals Parent LLC for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	0.5%	0.1%	0.4%	0.1%
State and local taxes (net of federal benefit)	3.3%	2.5%	3.1%	2.5%
Effective income tax rate for Adjusted Net Income	24.8%	23.6%	24.5%	23.6%

(c)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	170,241	112,616	158,694	112,428
Assumed exchange of Class B common stock to Class A common stock	—	54,635	11,491	54,585
Adjusted diluted weighted average shares outstanding	170,241	167,251	170,185	167,013

Adjusted Net Income	$24,044	$11,750	$47,865	$20,801
Adjusted Diluted EPS	$0.14	$0.07	$0.28	$0.12

Liquidity and Capital Resources

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$37,834	$(6,743)
Net cash used in investing activities	(4,377)	(2,149)
Net cash provided by (used in) financing activities	(36,363)	23,137
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,906)	$14,245
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
We generated cash from operating activities of $37.8 million during the six months ended June 30, 2023, as compared to cash used in operating activities of $6.7 million during the six months ended June 30, 2022. As of June 30, 2023, our cash and cash equivalents were $5.9 million, a decrease from $10.1 million as of June 30, 2022. As of June 30, 2023 we had outstanding borrowings of $214.3 million, a decrease from $243.3 million as of December 31, 2022. As of June 30, 2023, we also had $129.4 million available for additional borrowings under our $150.0 million Revolving Credit Facility.
Operating Activities
For the six months ended June 30, 2023, cash provided by operating activities was $37.8 million, primarily due to operating results that included $35.9 million of net income, which included $39.5 million of non-cash expense, along with an increase of $8.0 million in deferred revenue and an increase of $6.8 million in accounts payable and accrued expenses. These cash inflows were partially offset by an increase in accounts receivable and unbilled receivables of $51.8 million.
Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities was $4.4 million, all of which was attributable to the purchase of property and equipment.
Financing Activities
For the six months ended June 30, 2023, net cash used in financing activities was $36.4 million, primarily due to $3.6 million in taxes related to net share settled equity awards, $28.0 million in net payments on the Revolving Credit Facility, $1.0 million in principal payments on the Term Loan Facility, and $2.6 million in distributions to our non-controlling interest holders.
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

Critical Accounting Policies and Accounting Estimates

Except as set forth below, as of June 30, 2023, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our 2022 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 4, 2023, we filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and its related foreign entities (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. On July 18, 2023, the Company filed an amended complaint with the ITC, adding allegations that the Voltage respondents also infringe a third, recently-issued patent owned by the Company. Also on May 4, 2023, we filed complaints against the Hikam defendants in the U.S. District Court for the Southern District of California, and against the Voltage defendants in the U.S. District Court for the Middle District of North Carolina on the same subject matter. On June 28, 2023, the Company filed an amended complaint in the U.S. District Court for the Middle District of North Carolina against the Voltage respondents alleging that they also infringe on a third, recently-issued patent owned by the Company. These complaints seek injunctive relief and damages for reasonable royalty and lost profits. We intend to vigorously pursue these actions. However, at this stage, we are unable to predict the outcome or impact on our business.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes with respect to our risk factors disclosed in our 2022 Form 10-K.
Defects or performance problems in our products or their parts, including those manufactured by third parties, could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products, which may have a material adverse effect on our business, financial condition and results of operations.
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
Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we accrue reserves for warranty claims, our estimated warranty expense for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty liability is based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility and have a material adverse effect on, our financial condition.
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting excessive pull back of wire insulation at connection points (“shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the shrinkback is related to wire provided by one specific supplier. The Company believes it is probable that it will incur costs related to the repair or replacement of the impacted wire harnesses. Based on the Company’s analysis of information available as of the date of this Quarterly Report, the Company has determined that it has sufficient information to estimate the low end of the range of potential outcomes. However, the Company continues to be unable to estimate the upper end of the range of potential outcomes based on the limited information available as of the date of this Quarterly Report, including the scope of affected sites, potential solutions and the possibility of recovery from the wire supplier. No amount within the range of potential outcomes appears to be a better estimate than any other amount within the range. Accordingly, as of June 30, 2023, the Company has recorded a warranty liability of $9.3 million related to this matter, representing the low end of the range of potential outcomes. The Company is continuing its investigation of this matter to determine a course of action, and has ceased use of the related wire from this supplier. As additional information becomes available, the Company may increase its estimated warranty liability from its current accrual, and such increase may be material. The Company does not maintain insurance for product warranty, continues to work with the supplier, and as necessary, intends to seek recovery. Potential recovery from the third party supplier has not been considered in our estimate of the warranty liability as of June 30, 2023. Our actual loss in this matter is uncertain and may have a material adverse effect on our business, financial condition and results of operations.
If one of our products, including those that contain the wires mentioned above, causes injury to someone or causes property damage, including as a result of product malfunctions, defects or improper installation, we could also be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face, including those related to the wires mentioned above, could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us, including those related to the defective wire harnesses mentioned above, could result in potentially significant monetary damages, penalties or fines; subject us to adverse publicity; damage our reputation and competitive position; and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

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

We have and may in the future need to initiate infringement claims or litigation in order to protect or enforce our intellectual property rights. As disclosed under Part II, Item 1, Legal Proceedings, on May 4, 2023, we filed patent infringement complaints with the ITC and with the U.S. District Courts against each of Hikam and Voltage seeking to ban the importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States in a manner that we allege infringes on the Company’s enforceable patents. On June 28, 2023 and July 18, 2023, we filed an amended complaint with the ITC and the U.S. District Court for the Middle District of North Carolina, respectively, against the Voltage respondents alleging that they also infringe on a third, recently issued patent owned by the Company. We intend to vigorously pursue these actions, however, at this stage, we are unable to predict the outcome or impact on our business. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Enforcing our intellectual property rights in all countries throughout the world may be prohibitively expensive, and we may choose to forgo such activities in some jurisdictions. Litigation, including the complaints discussed above, also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. If we are unsuccessful with respect to the patent infringement complaints against Hikam and Voltage, the alleged counterfeit products may continue to be imported and sold in the United States. In such case, we could lose potential revenue to the defendants as well as other parties who may sell similar products. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to retain our key personnel and attract additional qualified personnel, or successfully integrate our new Chief Executive Officer, or we or our suppliers face disputes with labor unions, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense, and we face challenges in identifying, hiring and retaining qualified personnel in many areas of our business. Since we became a public company, there have been changes in our executive management team resulting from the hiring or departure of executives. As previously announced, our Board of Directors appointed Brandon Moss as our Chief Executive Officer effective July 17, 2023. Even though Mr. Moss has had a long and successful career managing and scaling businesses for long-term growth, joining the Company from Southwire Company, one of North America’s largest wire and cable developers, manufacturers and suppliers, failure to execute a smooth transition could affect the execution of our business strategy.
Integrating new employees, such as our new Chief Executive Officer, into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain senior management, our inability to effectively provide for the succession of senior management, and our inability to attract and retain other key or qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Not applicable.

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

Shoals Technologies Group, Inc.

Date:	August 1, 2023	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	August 1, 2023	By:	/s/ Dominic Bardos
			Name:	Dominic Bardos
			Title:	Chief Financial Officer