Form 10-Q
period 2023-09-30
Shoals Technologies Group, Inc.
filed 2023-11-07
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, the registrant had 170,057,495 shares of Class A common stock and no shares of Class B common stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; business strategies; technology developments; financing and investment plans; warranty, litigation and liability accruals and estimates of loss or gains; litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback litigation; competitive position; industry and regulatory environment; potential growth opportunities, including international growth, production and capacity at our plants; and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
•defects or performance problems in our products or their parts, including those related to the wire insulation shrinkback matter, could result in loss of customers, reputational damage and decreased revenue, and may have a material adverse effect on our business, financial condition and results of operations;
•if we fail to accurately estimate the potential losses related to the wire insulation shrinkback warranty liability, our financial results could be materially adversely impacted;
•if we fail to recover the costs and expenses incurred by us in connection with the identification, repair and replacement of the defective Prysmian wire, our financial results, business and prospects could be materially adversely impacted;
•our industry has historically been cyclical and experienced periodic downturns;
•current macroeconomic events, including high inflation, rise in interest rates and potential recession could impact our business and financial results;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$9,224	$8,766
Accounts receivable, net	108,886	50,575
Unbilled receivables	28,506	16,713
Inventory, net	60,961	72,854
Other current assets	6,664	4,632
Total Current Assets	214,241	153,540
Property, plant and equipment, net	22,789	16,870
Goodwill	69,941	69,941
Other intangible assets, net	50,564	56,585
Deferred tax assets	477,073	291,634
Other assets	5,540	6,325
Total Assets	$840,148	$594,895

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$16,615	$9,481
Accrued expenses and other	21,516	17,322
Warranty liability—current portion	17,254	560
Deferred revenue	27,025	23,259
Long-term debt—current portion	2,000	2,000
Total Current Liabilities	84,410	52,622
Revolving line of credit	—	48,000
Long-term debt, less current portion	188,380	189,063
Warranty liability, less current portion	39,360	—
Other long-term liabilities	3,358	4,221
Total Liabilities	315,508	293,906
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 170,054,787 and 137,904,663 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	1
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; none and 31,419,913 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	1
Additional paid-in capital	466,768	256,894
Accumulated earnings	57,870	34,478
Total stockholders’ equity attributable to Shoals Technologies Group, Inc.	524,640	291,374
Non-controlling interests	—	9,615
Total stockholders' equity	524,640	300,989
Total Liabilities and Stockholders’ Equity	$840,148	$594,895

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$134,209	$90,823	$358,503	$232,289
Cost of revenue	120,059	54,776	245,579	141,357
Gross profit	14,150	36,047	112,924	90,932
Operating expenses
General and administrative expenses	22,551	13,853	59,266	41,037
Depreciation and amortization	2,170	2,229	6,493	6,939
Total operating expenses	24,721	16,082	65,759	47,976
Income (loss) from operations	(10,571)	19,965	47,165	42,956
Interest expense, net	(5,899)	(4,754)	(18,400)	(12,760)
Income (loss) before income taxes	(16,470)	15,211	28,765	30,196
Income tax benefit (expense)	6,642	(2,452)	(2,686)	(5,485)
Net income (loss)	(9,828)	12,759	26,079	24,711
Less: net income attributable to non-controlling interests	—	4,801	2,687	9,711
Net income (loss) attributable to Shoals Technologies Group, Inc.	$(9,828)	$7,958	$23,392	$15,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) per share of Class A common stock:
Basic	$(0.06)	$0.07	$0.14	$0.13
Diluted	$(0.06)	$0.07	$0.14	$0.13
Weighted average shares of Class A common stock outstanding:
Basic	169,965	112,975	162,173	112,561
Diluted	169,965	113,584	162,611	112,816

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except shares)

For the three and nine months ended September 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2022	137,904,663	$1	31,419,913	$1	$256,894	$34,478	$9,615	$300,989
Net income	—	—	—	—	—	14,296	2,687	16,983
Equity-based compensation	—	—	—	—	7,523	—	—	7,523
Activity under equity-based compensation plan	—	—	—	—	(4,219)	—	687	(3,532)
Distributions to non-controlling interests	—	—	—	—	—	—	(2,628)	(2,628)
Vesting of restricted / performance stock units	495,831	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock, net	31,419,913	1	(31,419,913)	(1)	186,745	—	—	186,745
Reallocation of non-controlling interests	—	—	—	—	10,361	—	(10,361)	—
Balance at March 31, 2023	169,820,407	2	—	—	457,304	48,774	—	506,080
Net income	—	—	—	—	—	18,924	—	18,924
Equity-based compensation	—	—	—	—	4,445	—	—	4,445
Activity under equity-based compensation plan	—	—	—	—	(44)	—	—	(44)
Vesting of restricted stock units	105,687	—	—	—	—	—	—	—
Balance at June 30, 2023	169,926,094	2	—	—	461,705	67,698	—	529,405
Net loss	—	—	—	—	—	(9,828)	—	(9,828)
Equity-based compensation	—	—	—	—	5,092	—	—	5,092
Activity under equity-based compensation plan	—	—	—	—	(276)	—	—	(276)
Vesting of restricted / performance stock units	128,693	—	—	—	—	—	—	—
Elimination of the umbrella-partnership C corporation structure	—	—	—	—	247	—	—	247
Balance at September 30, 2023	170,054,787	$2	—	$—	$466,768	$57,870	$—	$524,640

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (continued)
(in thousands, except shares)
For the three and nine months ended September 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	112,049,981	$1	54,794,479	$1	$95,684	$(93,133)	$(10,051)	$(7,498)
Equity-based compensation	—	—	—	—	5,636	—	—	5,636
Activity under equity-based compensation plan	—	—	—	—	(2,944)	—	1,647	(1,297)
Vesting of restricted stock units	308,416	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2,938)	(2,938)
Net income	—	—	—	—	—	2,640	2,009	4,649
Balance at March 31, 2022	112,358,397	1	54,794,479	1	98,376	(90,493)	(9,333)	(1,448)
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	148	—	—	148
Exchange of Class B to Class A common stock	259,888	—	(259,888)	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,065	—	—	4,065
Activity under equity-based compensation plan	—	—	—	—	(1,326)	—	1,326	—
Vesting of restricted stock units	48,721	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1,628)	(1,628)
Reallocation of non-controlling interests	—	—	—	—	(20)	—	20	—
Net income	—	—	—	—	—	4,402	2,901	7,303
Balance at June 30, 2022	112,667,006	1	54,534,591	1	101,243	(86,091)	(6,714)	8,440
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	676	—	—	676
Exchange of Class B to Class A common stock	718,377	—	(718,377)	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,991	—	—	3,991
Activity under equity-based compensation plan	—	—	—	—	(1,284)	—	1,284	—
Vesting of restricted stock units	122,979	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(3,196)	(3,196)
Reallocation of non-controlling interests	—	—	—	—	(87)	—	87	—

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (continued)
(in thousands, except shares)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	7,958	4,801	12,759
Balance at September 30, 2022	113,508,362	$1	53,816,214	$1	$104,539	$(78,133)	$(3,738)	$22,670
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$26,079	$24,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,744	8,001
Amortization/write off of deferred financing costs	1,032	1,023
Equity-based compensation	17,060	11,887
Provision for credit losses	296	—
Provision for obsolete or slow-moving inventory	3,639	443
Provision for warranty expense	59,723	—
Deferred taxes	2,456	5,299
Changes in assets and liabilities:
Accounts receivable	(58,607)	(40,084)
Unbilled receivables	(11,793)	1,972
Inventory	8,254	(43,601)
Other assets	(1,192)	(381)
Accounts payable	7,390	1,186
Accrued expenses and other	3,330	7,679
Warranty liability	(3,669)	—
Deferred revenue	3,766	26,879
Net Cash Provided by Operating Activities	65,508	5,014
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(7,642)	(2,393)
Other	(269)	(503)
Net Cash Used in Investing Activities	(7,911)	(2,896)
Cash Flows from Financing Activities
Distributions to non-controlling interests	(2,628)	(7,762)
Employee withholding taxes related to net settled equity awards	(3,852)	(1,297)
Payments on term loan facility	(1,500)	(1,500)
Proceeds from revolving credit facility	5,000	46,000
Repayments of revolving credit facility	(53,000)	(15,500)
Other	(1,159)	—
Net Cash Provided by (Used in) Financing Activities	(57,139)	19,941
Net Increase in Cash, Cash Equivalents and Restricted Cash	458	22,059
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	8,766	9,557
Cash, Cash Equivalents and Restricted Cash—End of Period	$9,224	$31,616

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2023	2022

Supplemental Cash Flows Information:
Cash paid for interest	$17,380	$8,376
Cash paid for taxes	$991	$767
Non-cash investing and financing activities:
Recording of deferred tax assets related to exchanges of Class B common stock to Class A common stock	$187,648	$5,453
Recording of amounts payable pursuant to tax receivable agreement	$—	$4,629
Capital contribution related to tax receivable agreement exchanges of Class B common stock to Class A common stock	$187,648	$824

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business
Shoals Technologies Group, Inc. (the “Company”) was formed as a Delaware corporation on November 4, 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related organizational transactions to carry on the business of Shoals Parent LLC and its subsidiaries (“Shoals Parent”). Shoals Parent LLC is a Delaware limited liability company formed on May 9, 2017. The IPO and related reorganization transactions that occurred on January 29, 2021 resulted in the Company becoming the sole managing member of Shoals Parent, with the Company having sole voting power in and control of the management of Shoals Parent. On July 1, 2023, the Company contributed 100% of its membership interests (“LLC Interests”) in Shoals Parent LLC to its wholly-owned subsidiary Shoals Intermediate Parent, Inc. (“Shoals Intermediate”). As of September 30, 2023 the Company, including Shoals Intermediate, owned 100% of Shoals Parent. Following the contribution, Shoals Parent became a disregarded single member limited liability company, eliminating the Company’s umbrella-partnership C corporation structure (“Up-C structure”).
The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components for solar, battery storage and electric vehicle charging applications, selling to customers primarily in the United States as well as internationally. Shoals Parent, through its wholly-owned subsidiaries, Shoals Intermediate Holdings LLC (“Shoals Intermediate Holdings”) and Shoals Holdings LLC (“Holdings”) owns five other subsidiaries through which it conducts substantially all operations: Shoals Technologies, LLC, Shoals Technologies Group, LLC, Solon, LLC (collectively “Shoals”), Shoals International, LLC and Shoals Connect LLC. Shoals Parent acquired Shoals on May 25, 2017.
Secondary Offering
On March 10, 2023, selling stockholders, which consisted of certain entities controlled by Dean Solon, our founder (the “Founder”), completed a secondary offering consisting of 24,501,650 shares of Class A common stock. Following the closing of the secondary offering, the Founder no longer owned any shares of our Class B common stock or LLC Interests. The Company did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders in this offering.
Shoals Technologies Group, Inc. Ownership of Shoals Parent
In March 2023, following the secondary offering described above, all Continuing Equity Owners (as defined in Note 12 - Stockholders’ Equity), exchanged all the LLC Interests and corresponding shares of Class B common stock of the Company beneficially owned by them into shares of Class A common stock of the Company. As a result, upon effectiveness of such exchanges, and prior to the July 1, 2023 contribution described above, all of the LLC Interests in Shoals Parent were held by the Company, no other holders own LLC Interests and no Class B common stock is outstanding.

2.    Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
Non-Controlling Interests
The non-controlling interests on the condensed consolidated statements of operations represented a portion of earnings or loss attributable to the economic interests in the Company’s subsidiary, Shoals Parent, formerly held by the Continuing Equity Owners (as defined in Note 12 - Stockholders’ Equity). Non-controlling interests on the condensed consolidated balance sheets represented the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2023, the Company, along with a wholly-owned subsidiary, Shoals Intermediate, owned 100% of Shoals Parent.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, the condensed consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the three and nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates include revenue recognition, allowance for credit losses, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets, allowance for obsolete or slow moving inventory, valuation allowance on deferred tax assets, equity-based compensation expense and warranty liability.
Trends and Uncertainties
In 2022 and to a lesser extent during the first three quarters of 2023, significant levels of inflation resulted in increased energy prices, freight premiums, and other operating costs. As a result of inflation, during 2022 and the first three quarters of 2023, the Federal Reserve increased interest rates. Such increased interest rates have resulted in higher interest rates associated with our Senior Secured Credit Agreement, as defined in

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8 - Long-Term Debt. The Federal Reserve may continue raising interest rates, and any such additional increases will have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.
In 2022 and to a lesser extent during the first three quarters of 2023, as a consequence of macroeconomic events, our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were impacted, with additional delays linked to international border crossings and the associated approvals and documentation. The Company does not directly source a significant amount of raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout the year. In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not experience such negative effects during the first three quarters of 2023. We are continuously monitoring the situation of our supply chain and evaluating our procurement strategy and supply chain to reduce any negative impact on our business, financial condition, and results of operations.
In response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. During the first three quarters of 2023, we continued to monitor and optimize our inventory levels.
As of September 30, 2023, other than increased interest expense, we did not experience material adverse effects on our financial results from the events and trends discussed above.
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. Restricted cash is restricted as to withdrawal or use. Prior to the termination of the Tax Receivable Agreement (“TRA”), tax distributions paid by Shoals Parent to the Company were restricted under the limited liability company agreement (“LLC Agreement”) for future payments under the TRA and totaled $20.4 million as of September 30, 2022. There was no restricted cash as of September 30, 2023.

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$9,224	$11,202
Restricted cash included in other current asset	—	3,583
Restricted cash included in other assets	—	16,831
Total cash, cash equivalents and restricted cash	$9,224	$31,616

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Customer Concentrations
The Company had the following revenue concentrations representing approximately 10% or more of revenue for the nine months ended September 30, 2023 and 2022 and related accounts receivable concentrations as of September 30, 2023 and December 31, 2022:

	2023		2022
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	34.1%	41.3%	9.0%	8.4%
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
The fair values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s long-term debt approximates fair value and is considered level 2, as it is based on current market rates at which the Company could borrow funds with similar terms.
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

3.    Accounts Receivable

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounts receivable, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$109,645	$51,061
Less: allowance for credit losses	(759)	(486)
Accounts receivable, net	$108,886	$50,575

4.    Inventory
Inventory, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$64,105	$73,970
Work in process	2,699	1,023
Finished goods	592	785
Allowance for obsolete or slow-moving inventory	(6,435)	(2,924)
Inventory, net	$60,961	$72,854

5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		September 30, 2023	December 31, 2022
Land	N/A	$840	$840
Building and land improvements	5-40	11,975	9,031
Machinery and equipment	3-5	16,379	12,371
Furniture and fixtures	3-7	2,336	1,787
Vehicles	5	125	125
		31,655	24,154
Less: accumulated depreciation		(8,866)	(7,284)
Property, plant and equipment, net		$22,789	$16,870

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.5 million, respectively. During the three months ended September 30, 2023 and 2022, $0.5 million and $0.4 million, respectively, of depreciation expense was allocated to cost of revenue and $0.2 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.
Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1.7 million and $1.4 million, respectively. During the nine months ended September 30, 2023 and 2022, $1.2 million and $1.1 million, respectively, of depreciation expense was allocated to cost of revenue and $0.5 million and $0.3 million, respectively, of depreciation expense was allocated to operating expenses.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    Goodwill and Other Intangible Assets
Goodwill
Goodwill relates to the acquisition of Shoals and ConnectPV, Inc. There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2023. Goodwill totaled $69.9 million as of September 30, 2023 and December 31, 2022.
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2023	December 31, 2022
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		26,124	22,925
Developed technology		16,856	14,860
Trade names		6,056	5,230
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		51,636	45,615
Total other intangible assets, net		$50,564	$56,585

Amortization expense related to intangible assets amounted to $2.0 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $6.0 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$9,033	$4,917
Accrued interest	7,095	7,226
Other accrued expenses	5,388	5,179
Total accrued expenses and other	$21,516	$17,322
8.    Warranty Liability

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
General Warranty
The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of September 30, 2023 and December 31, 2022 our estimated general warranty liability was approximately zero and $0.1 million, respectively. The Company recorded total warranty expense related to general warranty matters of $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and zero for the three and nine months ended September 30, 2022.
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of pull back of wire insulation at connection points (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective red wire manufactured by Prysmian. Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, which includes better visibility into the scope of affected sites and potential solutions, including identification, repair and replacement of harnesses, the Company has determined that a potential range of loss was both probable and reasonably estimable and has updated its estimate of potential losses from the estimate provided in the previous quarter. However, as no amount within the current range of loss appears to be a better estimate than any other amount, the Company has recorded a warranty liability and related expense representing the low end of the range of potential loss of $59.7 million. The high-end of the range of potential loss is $184.9 million, which is $125.2 million higher than the amount we recorded. As of September 30, 2023, our recorded warranty liability related to this matter was $56.6 million.
The estimated range is based on several assumptions, and as additional information becomes available, the Company may increase or decrease its estimated warranty liability from its current estimate, and such increase or decrease may be material. The Company does not maintain insurance for product warranty and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 14 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of September 30, 2023.
The Company recorded total warranty expense related to this matter of $50.2 million and $59.1 million for the three and nine months ended September 30, 2023, respectively, and zero for the three and nine months ended September 30, 2022.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warranty liability, beginning of period	$9,634	$60	$560	$60
Warranty expense	50,421	—	59,723	—
Payments	(3,441)	—	(3,669)	—
Warranty liability, end of period	56,614	60	56,614	60
Less: current portion	17,254	60	17,254	60
Warranty liability, less current portion	$39,360	$—	$39,360	$—

9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Term Loan Facility	$193,750	$195,250
Revolving Credit Facility	—	48,000
Less: deferred financing costs	(3,370)	(4,187)
Total debt, net of deferred financing costs	190,380	239,063
Less: current portion	(2,000)	(2,000)
Long-term debt, net current portion	$188,380	$237,063

Senior Secured Credit Agreement
Holdings has a senior secured credit agreement (as amended, the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”) and (ii) a $150.0 million revolving credit facility (the “Revolving Credit Facility”).
As of September 30, 2023, interest rates on the Term Loan Facility were SOFR plus 5.75%, or 11.27%, and on the Revolving Credit Facility, SOFR plus 3.25%. As of September 30, 2023, there were $193.8 million outstanding under the Term Loan Facility, no borrowings outstanding under the Revolving Credit Facility, letters of credit of $0.6 million, and $149.4 million of availability under the Revolving Credit Facility.
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
The Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. To remain in compliance with the financial covenant, Shoals Intermediate Holdings’ consolidated leverage ratio, as of the last day of any quarter, cannot be greater than 6.50 to 1.00. As of September 30, 2023, the Company was in compliance with all the required covenants.

10.    Earnings (Loss) per Share ("EPS")

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Shoals Technologies Group, Inc. - basic	$(9,828)	$7,958	$23,392	$15,000
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock	—	—	—	—
Net income (loss) attributable to Shoals Technologies Group, Inc. - diluted	$(9,828)	$7,958	$23,392	$15,000
Denominator:
Weighted average shares of Class A common stock outstanding - basic	169,965	112,975	162,173	112,561
Effect of dilutive securities:
Restricted / performance stock units	—	609	438	255
Class B common stock	—	—	—	—
Weighted average shares of Class A common stock outstanding - diluted	169,965	113,584	162,611	112,816

Earnings (loss) per share of Class A common stock - basic	$(0.06)	$0.07	$0.14	$0.13
Earnings (loss) per share of Class A common stock - diluted	$(0.06)	$0.07	$0.14	$0.13
For the nine months ended September 30, 2023 and three and nine months ended September 30, 2022, the reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock has been excluded along with the dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive, as they were antidilutive. For the three months ended September 30, 2023 there were no shares of Class B common stock outstanding and the assumed exercise of any restricted and performance stock units has been excluded as they were antidilutive .

11.    Equity-Based Compensation
2021 Long-term Incentive Plan

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Shoals Technologies Group, Inc. 2021 Long-Term incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the nine months ended September 30, 2023, the Company granted 392,672 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs have grant date fair values ranging from $18.12 to $28.26 per unit and generally vest ratably over 3 years, except director grants which vest over 1 year.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Nine Months Ended September 30, 2023

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2022	1,736,975	$22.34
Granted	392,672	$25.25
Vested	(823,736)	$20.99
Forfeited	(74,178)	$22.88
Outstanding, September 30, 2023	1,231,733	$24.14

Performance Stock Units
During the nine months ended September 30, 2023, the Company granted an aggregate of 205,585 Performance Stock Units ("PSUs") to certain executives. The PSUs cliff vest after 3 years upon meeting certain revenue and gross profit percentage targets and contain certain modifiers which could increase or decrease the ultimate number of shares of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $26.55 to $28.26.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Nine Months Ended September 30, 2023

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2022	256,305	$11.89
Granted	205,585	$27.75
Vested	(67,101)	$11.86
Forfeited	(101,323)	$13.08
Outstanding, September 30, 2023	293,466	$22.59

The Company recognized equity-based compensation of $5.1 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively, and $17.1 million and $11.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had $27.7 million of unrecognized compensation costs which is expected to be recognized over a period of 1.7 years.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    Stockholders’ Equity
Shoals Parent Ownership
Prior to July 1, 2023, the Company was the sole managing member of Shoals Parent and had the sole voting power in, and controlled the management of Shoals Parent. As of September 30, 2023, the Company owned 100% of Shoals Parent. Prior to the Company owning 100% of Shoals Parent, the remaining interest in Shoals Parent, was held by direct or indirect holders of LLC Interests and our Class B common stock, including the Founder and certain current and former executive officers, employees and their respective permitted transferees (collectively, the “Continuing Equity Owners”), who could exchange at each of their respective options, in whole or in part, from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (which shares were then immediately canceled)) for cash or newly issued shares of our Class A common stock. Accordingly, the Company consolidated the financial results of Shoals Parent and reported non-controlling interests in its condensed consolidated financial statements. In accordance with the LLC Agreement, Shoals Parent made cash distributions to its members in an amount sufficient to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. The payment of these cash distributions by Shoals Parent to Continuing Equity Owners was recorded as distributions to holders of LLC Interests in the accompanying condensed consolidated statements of stockholders’ equity (deficit) and condensed consolidated statements of cash flows.

Common Stock Economic and Voting Rights
Holders of Class A common stock and Class B common stock (if any shares are outstanding) are entitled to one vote per share and, except as otherwise required, vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock (if any shares are outstanding) are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock were only issuable to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. As of September 30, 2023, there were no shares of Class B common stock nor LLC Interests outstanding, and no shares of Class B common stock are currently issuable. Shares of Class B common stock were transferable only together with an equal number of LLC Interests.

13.    Non-Controlling Interests
Effective July 1, 2023, the Company owned 100% of Shoals Parent. The following table summarizes the effects of the changes in ownership in Shoals Parent on equity:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30,
	2023	2022
Net income attributable to non-controlling interests	$2,687	$9,711
Transfers to non-controlling interests:
Increase as a result of activity under equity-based compensation plan	687	4,257
Decrease from tax distributions to non-controlling interests	(2,628)	(7,762)
Reallocation of non-controlling interests	(10,361)	107
Change from net income attributable to non-controlling interests and transfers to non-controlling interests	$(9,615)	$6,313

Issuance of Additional LLC Interests
Under the LLC Agreement, the Company was required to cause Shoals Parent to issue additional LLC Interests to the Company when the Company issued additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company contributed to Shoals Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock. The Company caused Shoals Parent to issue a number of LLC Interests equal to the number of shares of Class A common stock issued such that, at all times, the number of LLC Interests held by the Company was equal to the number of outstanding shares of Class A common stock. During the nine months ended September 30, 2023 and 2022, the Company caused Shoals Parent to issue to the Company a total of 601,518 and 480,116 LLC Interests, respectively, for the vesting of awards granted under the 2021 Incentive Plan. On July 1, 2023, the Company contributed 100% of its LLC Interests in Shoals Parent LLC to its wholly-owned subsidiary, Shoals Intermediate. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Up-C structure.
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent was required to distribute cash, to the extent that Shoals Parent had cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent taxable earnings. Shoals Parent made such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income. During the nine months ended September 30, 2023 and 2022, tax distributions to non-controlling LLC Interests holders were $2.6 million and $7.8 million, respectively.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intellectual Property Litigation
On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and its related foreign entities (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. On July 18, 2023, the Company filed an amended complaint with the ITC, adding allegations that the Voltage respondents also infringe a third, recently-issued patent owned by the Company. Also on May 4, 2023, the Company filed complaints against the Hikam defendants in the U.S. District Court for the Southern District of California, and against the Voltage defendants in the U.S. District Court for the Middle District of North Carolina on the same subject matter. On June 28, 2023, the Company filed an amended complaint in the U.S. District Court for the Middle District of North Carolina against the Voltage respondents alleging that they also infringe on a third, recently-issued patent owned by the Company. These complaints seek injunctive relief and damages for reasonable royalty and lost profits. The District Court actions have been stayed pending the final disposition of the ITC investigation. An evidentiary hearing in the ITC investigation has been scheduled for March 18 through 22, 2024. The ITC has set a target date for completion of the investigation of November 12, 2024. The Company intends to vigorously pursue these actions. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Wire Insulation Shrinkback Litigation
On October 31, 2023, the Company filed a complaint in the U.S. District Court for the Middle District of Tennessee, Nashville Division, against Prysmian Cables and Systems USA, LLC (“Prysmian”). The complaint alleges damages caused by defective red wire Prysmian sold the Company between 2020 through approximately 2022. The defective red wire has presented unacceptable levels of wire insulation shrinkback. The complaint includes, among other causes of action, product liability, breach of contract, breach of warranty, indemnity, and negligence claims. The Company seeks compensatory and punitive damages, recovery of all costs and expenses incurred by the Company in connection with the identification, repair and replacement of the defective wire, and other legal and equitable relief. The Company intends to vigorously pursue this action, and as the Company continues to assess this matter, it may, from time to time, amend, update or supplement the complaint to, among other things, increase the damages sought for various purposes, including in accordance with increases to the Company’s estimated warranty liability and related expenses related to this matter. At this stage, the Company is unable to predict the outcome of this litigation or the impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Surety Bonds

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of September 30, 2023, the maximum potential payment obligation with regard to surety bonds was $31.6 million.

15.    Income Taxes
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
The Company is taxed as a subchapter C corporation and is subject to federal and state income taxes. The Company’s sole material asset is Shoals Parent, which is a limited liability company that was taxed as a partnership for U.S. federal and certain state and local income tax purposes. Shoals Parent’s net taxable income and related tax credits, if any, were passed through to its members and included in the member’s tax returns.
On July 1, 2023, the Company contributed 100% of its LLC Interests in Shoals Parent LLC to its wholly-owned subsidiary, Shoals Intermediate. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Up-C structure. The contribution resulted in a $5.1 million income tax benefit during the nine months ended September 30, 2023 and a corresponding increase to the deferred tax asset as of September 30, 2023.
Shoals Parent is subject to and reports an entity level tax in various states. The income tax burden on the earnings taxed to the non-controlling interest holders was not reported by the Company in its condensed consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate can differ materially from the statutory rate, depending on the ownership percentage of the non-controlling interests. The Company’s effective income tax rate for the nine months ended September 30, 2023 and 2022, was 9.3% and 18.2%, respectively.
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying condensed consolidated statements of operations. As of the quarter ended September 30, 2023, the Company has recorded $1.0 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations.
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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
System solutions	$99,461	$69,486	$292,822	$173,136
Components	34,748	21,337	65,681	59,153
Total revenue	$134,209	$90,823	$358,503	$232,289

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), retainage (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	(*)	September 30, 2023	December 31, 2022
Billed accounts receivable	Accounts receivable, net	$104,138	$48,571
Retainage	Accounts receivable, net	$4,748	$2,004
Unbilled receivables	Unbilled receivables	$28,506	$16,713
Deferred revenue	Deferred revenue	$27,025	$23,259

(*) Location on the condensed consolidated balance sheets.
The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled receivables. The changes in unbilled receivables relate to fluctuations in the timing of billings for the Company’s revenue recognized over time. As of December 31, 2021, billed accounts receivable and unbilled receivables were $26.7 million and $13.5 million, respectively.
Certain contracts contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by the Company for work performed but held for payment by the customer as a form of security until the Company obtains specified milestones. The Company typically bills retainage amounts as work is performed. Retainage provisions are not considered a significant financing component because they are intended to protect the customer in the event that some or all of the obligations under the contract are not completed. The changes in retainage relate to fluctuations in the timing of retainage billings and achievement of specified milestones. As of December 31, 2021, retainage was $4.8 million.

The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three and nine months ended September 30, 2023, $2.3 million and $20.8 million, respectively, of deferred revenue recorded as of December 31, 2022 was recognized in revenue. As of December 31, 2021, deferred revenue was $1.8 million and during the three and nine months ended September 30, 2022, $0.4 million and $1.7 million, respectively, of deferred revenue recorded as of December 31, 2021, was recognized in revenue.

17.    Related Party Transactions
As part of the LLC Agreement we were required to pay tax distributions to the non-controlling interest holders, some of which were considered related parties at the time of distribution. See Note 13 - Non-Controlling Interests.

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
This MD&A contains the presentation of Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share, which are not presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share are being presented because management believes they provide investors and readers of this Form 10-Q with additional insight into the Company’s operational performance relative to earlier periods and relative to its competitors. We do not intend Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share only in conjunction with Gross Profit, Net Income (Loss), and Net Income (Loss) Attributable to Shoals Technologies Group, Inc., the most closely comparable GAAP financial measures, as applicable. Reconciliations of Adjusted Gross Profit, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share to the respective most closely comparable GAAP measure, as well as a calculation of Adjusted Gross Profit Percentage and Adjusted Diluted Weighted Average Shares Outstanding, are provided below, in “—Non-GAAP Financial Measures.”
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
Throughout the first three quarters of 2023, we have maintained focus on our growth strategy, including converting customers to our combine-as-you-go system. We believe that as of September 30, 2023, 13 of the top 15 and 15 of the top 25 solar EPCs, as reported by Solar Power World Magazine, use our combine-as-you-go system on their projects. As of the date of this report, we are in the process of transitioning an additional 15 EPCs and developers to our system.
We derived 81.7% of our revenue from the sale of system solutions for the nine months ended September 30, 2023. For the same period, we derived substantially all of our revenue from customers in the U.S. As of September 30, 2023, we had $633.3 million of backlog and awarded orders, backlog of $267.3 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $366.0 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of September 30, 2023, backlog and awarded orders increased by 34% relative to the same date last year and increased by 16% relative to June 30, 2023.
Secondary Offering
On March 10, 2023, selling stockholders, which consisted of certain entities controlled by Dean Solon, our founder (the “Founder”) completed a secondary offering consisting of 24,501,650 shares of Class A common stock. Following the closing of the secondary offering, the Founder no longer owned any shares of our Class B common stock or membership interests in Shoals Parent (“LLC Interests”). The Company did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders in this offering.
Exchange of LLC Interests and Contributions
In March 2023, certain Continuing Equity Owners (as defined in Note 12 - Stockholders’ Equity), including the Founder, exchanged an aggregate of 31,419,913 LLC Interests together with an equal number of shares of Class B common stock for 31,419,913 newly-issued shares of Class A common stock. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent were held by the Company, no other holders owned LLC Interests and no Class B common stock is outstanding.
On July 1, 2023, the Company contributed 100% of its LLC Interests of Shoals Parent LLC to Shoals Intermediate Parent, Inc. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the umbrella-partnership C corporation structure (“Up-C structure”).
Effective July 1, 2023, the Company owned 100% of Shoals Parent together with its wholly-owned subsidiary, Shoals Intermediate Parent, Inc. (“Shoals Intermediate”).
Trends and Uncertainties
In 2022 and to a lesser extent during the first three quarters of 2023, significant levels of inflation resulted in increased energy prices, freight premiums, and other operating costs. As a result of inflation, during 2022 and the first three quarters of 2023, the Federal Reserve increased interest rates. Such increased interest rates have resulted in higher interest rates associated with our Senior Secured Credit Agreement, as defined in Note 8 - Long-Term Debt. The Federal Reserve may continue raising interest rates, and any such additional increases will have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.
In 2022 and to a lesser extent during the first three quarters of 2023, as a consequence of macroeconomic events, our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were impacted, with additional delays linked to international border crossings and the associated approvals and documentation. The Company does not directly source a significant amount of raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout the year. In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not experience such negative effects during the first three quarters of 2023. We are continuously monitoring the situation of our supply chain and evaluating our procurement strategy and supply chain to reduce any negative impact on our business, financial condition, and results of operations.
In response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. During the first three quarters of 2023, we continued to monitor and optimize our inventory levels.
As of September 30, 2023, other than increased interest expense, we did not experience material adverse effects on our financial results from the events and trends discussed above.
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
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 103 to 139 from September 30, 2022 to September 30, 2023, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to invest in additional resources to support our growth, which will increase our operating expenses.
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
Income Tax Benefit (Expense)
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions with respect to our allocable share of any net taxable income of Shoals Parent. Prior to the July 1, 2023, contribution described in Note 15 - Income Taxes, Shoals Parent was a pass-through entity for federal income tax purposes but incurred income tax in certain state jurisdictions. Following the contribution, Shoals Parent became a disregarded single member limited liability company, eliminating the Up-C structure.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2023	2022			2023	2022
Revenue	$134,209	$90,823	$43,386	48%	$358,503	$232,289	$126,214	54%
Cost of revenue	120,059	54,776	65,283	119%	245,579	141,357	104,222	74%
Gross profit	14,150	36,047	(21,897)	(61)%	112,924	90,932	21,992	24%
Operating expenses
General and administrative expenses	22,551	13,853	8,698	63%	59,266	41,037	18,229	44%
Depreciation and amortization	2,170	2,229	(59)	(3)%	6,493	6,939	(446)	(6)%
Total operating expenses	24,721	16,082	8,639	54%	65,759	47,976	17,783	37%
Income (loss) from operations	(10,571)	19,965	(30,536)	(153)%	47,165	42,956	4,209	10%
Interest expense, net	(5,899)	(4,754)	1,145	24%	(18,400)	(12,760)	5,640	44%
Income (loss) before income taxes	(16,470)	15,211	(31,681)	(208)%	28,765	30,196	(1,431)	(5)%
Income tax benefit (expense)	6,642	(2,452)	(9,094)	(371)%	(2,686)	(5,485)	(2,799)	(51)%
Net income (loss)	(9,828)	12,759	(22,587)	(177)%	26,079	24,711	1,368	6%
Less: net income attributable to non-controlling interests	—	4,801	(4,801)	(100)%	2,687	9,711	(7,024)	(72)%
Net income (loss) attributable to Shoals Technologies Group, Inc.	$(9,828)	$7,958	$(17,786)	(223)%	$23,392	$15,000	$8,392	56%

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue
Revenue increased by $43.4 million, or 48%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers along with the number of combine-as-you-go system solutions projects increased during the three months ended September 30, 2023, as compared to the same period in 2022. We believe expanding customer recognition of the benefits of our combine-as-you-go system solutions is continuing to result in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $65.3 million, or 119%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, driven by $50.2 million of wire insulation shrinkback warranty expense recorded during three months ended September 30, 2023, compared to none recorded during the same period during 2022. The remaining increase is driven by the increase in revenue. Gross profit as a percentage of revenue was 39.7% during the three months ended September 30, 2022, and 10.5% during three months ended September 30, 2023. The decrease in gross profit as a percentage of revenue was driven by the increase in recorded wire insulation shrinkback warranty expense and was offset by slightly lower raw materials input costs, increased leverage on fixed costs, and efficiencies gained in operations.

Operating Expenses
General and Administrative
General and administrative expenses increased $8.7 million, or 63%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase in general and administrative expenses was the result of an increase in wages and related taxes of $3.4 million due to increased employee headcount to support our growth initiatives, as well as an increase in professional fees of $3.0 million primarily related to legal fees incurred in connection with the ongoing patent infringement and wire insulation shrinkback litigation, an increase of $1.0 million related to equity-based compensation, and an increase of $0.8 million in expense related to travel and trade shows.

Depreciation and Amortization
Depreciation and amortization expenses decreased $0.1 million, or 3%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease in depreciation and amortization was due to definite lived intangible assets that became fully amortized during 2022.

Interest Expense
Interest expense, net increased by $1.1 million or 24%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, which was due to increased borrowing rates. During 2022 and the first three quarters of 2023, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. This increase in interest expense was offset by a decrease in the weighted average outstanding balance of the Revolving Credit Facility and Term Loan Facility during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Income tax benefit (expense)
Income tax benefit totaled $6.6 million for the three months ended September 30, 2023, as compared to income tax expense of $2.5 million for the three months ended September 30, 2022. Our effective income tax rate for the three months ended September 30, 2023 and 2022 was 40.3% and 16.1%, respectively. The 2023 increase in our effective income tax rate for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was due to an income tax benefit of $5.1 million recorded in connection with termination of the Up-C structure on July 1, 2023, as discussed in more detail in Note 15 - Income Taxes, and a reduction in permanent differences as a result of net income attributable to non-controlling interests.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue
Revenue increased by $126.2 million, or 54%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers along with the number of combine-as-you-go system solutions projects increased during the nine months ended September 30, 2023 as compared to the same period in 2022. We believe expanding customer recognition of the benefits of our combine-as-you-go system solutions is continuing to result in increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $104.2 million, or 74%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, driven by $59.1 million of wire insulation shrinkback warranty expense recorded during nine months ended September 30, 2023, compared to none recorded during the same period during 2022. The remaining increase is driven by the increase in revenue. Gross profit as a percentage of revenue was from 39.1% during the nine months ended September 30, 2022, and 31.5% during the nine months ended September 30, 2023. The decrease in gross profit as a percentage of revenue was driven by the increase in wire insulation shrinkback warranty expense and was offset by a higher portion of overall revenue coming from the Company’s combine-as-you-go system solutions, which carry higher margins than the Company’s other products, slightly lower raw materials input costs, increased leverage on fixed costs, and efficiencies gained in operations.
Operating Expenses
General and Administrative
General and administrative expenses increased $18.2 million, or 44%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase in general and administrative expenses was the result of an increase in wages and related taxes of $7.6 million due to increased employee headcount to support our growth, as well as an increase in equity-based compensation of $4.6 million related to termination of our former CEO for disability and an increase in employee headcount, and an increase in professional fees of $4.1 million primarily related to legal fees incurred in connection with the ongoing patent infringement and wire insulation shrinkback litigation.
Depreciation and Amortization
Depreciation and amortization expense decreased by $0.4 million, or 6%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to definite lived intangible assets that became fully amortized during 2022.
Interest Expense
Interest expense, net increased by $5.6 million or 44%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, which was due to increased borrowing rates. During 2022 and the first three quarters of 2023, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. This increase in interest expense was offset by a decrease in the weighted average outstanding balance of the Revolving Credit Facility and Term Loan Facility during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Income tax benefit (expense)
Income tax expense was $2.7 million for the nine months ended September 30, 2023 as compared to income tax expense of $5.5 million for the nine months ended September 30, 2022. Our effective income tax rate for the nine months ended September 30, 2023 and 2022 was 9.3% and 18.2%, respectively. The decrease in the effective tax rate was due to an income tax benefit of $5.1 million recorded in connection with termination of the Up-C structure on July 1, 2023, as discussed in more detail in Note 15 - Income Taxes. This decrease was offset by an increase due to a reduction in permanent differences as a result of net income attributable to non-controlling interests.

Non-GAAP Financial Measures

Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus wire insulation shrinkback expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) income tax benefit (expense), (iii) depreciation expense, (iv) amortization of intangibles, (v) equity-based compensation, (vi) acquisition-related expenses, (vii) wire insulation shrinkback expenses, and (viii) wire insulation shrinkback litigation expenses. We define Adjusted Net Income as net income (loss) attributable to Shoals Technologies Group, Inc. plus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) amortization of intangibles, (iii) amortization of deferred financing costs, (iv) equity-based compensation, (v) acquisition-related expenses, (vi) wire insulation shrinkback expenses, and (vii) wire insulation shrinkback litigation expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding Class B common stock for Class A common stock as of the beginning of the earliest period presented.
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, GAAP. We present Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS: (i) as factors in evaluating management’s performance when determining incentive compensation, as applicable; (ii) to evaluate the effectiveness of our business strategies; and (iii) because our credit agreement uses measures similar to Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS to measure our compliance with certain covenants.
Among other limitations, Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and may be calculated by other companies in our industry differently than we do or not at all, which may limit their usefulness as comparative measures.
Because of these limitations, Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. You should review the reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage, net income (loss) to Adjusted EBITDA, and net income (loss) attributable to Shoals Technologies Group, Inc. to Adjusted Net Income and Adjusted Diluted EPS below and not rely on any single financial measure to evaluate our business.

Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$134,209	$90,823	$358,503	$232,289
Cost of revenue	120,059	54,776	245,579	141,357
Gross profit	14,150	36,047	112,924	90,932
Wire insulation shrinkback expenses(a)	50,211	—	61,705	—
Adjusted gross profit	$64,361	$36,047	$174,629	$90,932
Adjusted gross profit percentage	48.0%	39.7%	48.7%	39.1%

Reconciliation of Net Income (Loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(9,828)	$12,759	$26,079	$24,711
Interest expense, net	5,899	4,754	18,400	12,760
Income tax expense (benefit)	(6,642)	2,452	2,686	5,485
Depreciation expense	674	478	1,723	1,371
Amortization of intangibles	1,978	2,121	6,021	6,630
Equity-based compensation	5,092	3,991	17,060	11,887
Acquisition-related expenses	—	20	—	32
Wire insulation shrinkback expenses(a)	50,211	—	61,705	—
Wire insulation shrinkback litigation expenses (b)	598	—	598	—
Adjusted EBITDA	$47,982	$26,575	$134,272	$62,876

Reconciliation of Net Income (Loss) Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Shoals Technologies Group, Inc.	$(9,828)	$7,958	$23,392	$15,000
Net income impact from assumed exchange of Class B common stock to Class A common stock (c)	—	4,801	2,687	9,711
Adjustment to the provision for income tax (d)	—	(1,134)	(653)	(2,293)
Tax effected net income (loss)	(9,828)	11,625	25,426	22,418
Amortization of intangibles	1,978	2,121	6,021	6,630
Amortization of deferred financing costs	341	339	1,032	1,023
Equity-based compensation	5,092	3,991	17,060	11,887
Acquisition-related expenses	—	20	—	32
Wire insulation shrinkback expenses(a)	50,211	—	61,705	—
Wire insulation shrinkback litigation expenses (b)	598	—	598	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tax impact of adjustments (e)	(15,039)	(1,529)	(21,969)	(4,621)
Adjusted Net Income	$33,353	$16,567	$89,873	$37,369
(a)    For the three months ended September 30, 2023 represents, (i) $50.2 million wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback. For the nine months ended September 30, 2023 represents, (i) $59.1 million wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, including $8.9 million recorded during the six months ended June 30, 2023, and (ii) $2.6 million of inventory write-downs of the defective red wire. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses as well as the write-down of related inventory distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business and normal write-downs of inventory, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 14 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
(b)    For the three and nine months ended September 30, 2023 represents $0.6 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective red wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 14 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
(c)    Reflects net income to Class A common stock from assumed exchange of corresponding shares of our Class B common stock held by the Founder and management. There were no shares of Class B common stock outstanding during the three months ended September 30, 2023.
(d)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of Shoals Parent LLC. The adjustment to the provision for income tax reflects the effective tax rates below, assuming Shoals Technologies Group, Inc. owned 100% of the units in Shoals Parent LLC for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	1.8%	0.1%	1.4%	0.1%
State and local taxes (net of federal benefit)	3.3%	2.5%	3.2%	2.5%
Effective income tax rate for Adjusted Net Income	26.1%	23.6%	25.6%	23.6%

(e)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	170,365	113,584	162,611	112,816
Assumed exchange of Class B common stock to Class A common stock	—	54,253	7,619	54,579
Adjusted diluted weighted average shares outstanding	170,365	167,837	170,230	167,395

Adjusted Net Income	$33,353	$16,567	$89,873	$37,369
Adjusted Diluted EPS	$0.20	$0.10	$0.53	$0.22

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$65,508	$5,014
Net cash used in investing activities	(7,911)	(2,896)
Net cash provided by (used in) financing activities	(57,139)	19,941
Net increase in cash, cash equivalents and restricted cash	$458	$22,059
We finance our operations primarily with operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross profits as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows and availability under our Revolving Credit Facility will be sufficient to meet our near and long-term future cash needs.
We generated cash from operating activities of $65.5 million during the nine months ended September 30, 2023, as compared to cash provided by operating activities of $5.0 million during the nine months ended September 30, 2022. As of September 30, 2023, our cash and cash equivalents were $9.2 million, an increase from $8.8 million as of December 31, 2022. As of September 30, 2023 we had outstanding borrowings of $193.8 million, a decrease from $243.3 million as of December 31, 2022. As of September 30, 2023, we also had $149.4 million available for additional borrowings under our $150.0 million Revolving Credit Facility.

Operating Activities
For the nine months ended September 30, 2023, cash provided by operating activities was $65.5 million, primarily due to operating results that included $26.1 million of net income, which included $92.0 million of non-cash expense, along with an increase of $10.7 million in accounts payable and accrued expenses, a decrease of $8.3 million in inventory, and an increase of $3.8 million in deferred revenue. These cash inflows were offset by an increase in accounts receivable and unbilled receivables of $70.4 million and cash outflows of $3.7 million related to the warranty liability.
Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities was $7.9 million, which was primarily attributable to the purchase of property and equipment.
Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities was $57.1 million, primarily due to $3.9 million in taxes related to net share settled equity awards, $48.0 million in net payments on the Revolving Credit Facility, $1.5 million in principal payments on the Term Loan Facility, and $2.6 million in distributions to our non-controlling interest holders.
Debt Obligations
For a discussion of our debt obligations see Note 9 - Long-Term Debt in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Surety Bonds
For a discussion of our surety bond obligations see Note 14 - Commitments and Contingencies in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Product Warranty
For a discussion of our product warranties see Note 14 - Commitments and Contingencies in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Accounting Estimates
Except as set forth below, as of September 30, 2023, there were no significant changes in the application of our critical accounting policies or estimation procedures from those presented in our 2022 Form 10-K.

Product Warranty
General Warranty
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

Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of wire insulation shrinkback. Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective red wire manufactured by Prysmian. Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, which includes better visibility into the scope of affected sites and potential solutions, including identification, repair and replacement of harnesses, the Company has determined that a potential range of loss was both probable and reasonably estimable and has updated its estimate of potential losses from the $9.3 million estimate provided in the previous quarter. However, as no amount within the current range of loss appears to be a better estimate than any other amount, the Company has recorded a warranty liability and related expense representing the low end of the range of potential loss of $59.7 million. The high-end of the range of potential loss is $184.9 million, which is $125.2 million higher than the amount we recorded. As of September 30, 2023, the Company recorded a warranty liability of $56.6 million related to this matter. The Company recorded total warranty expense related to this matter of $50.2 million and $59.1 million for the three and nine months ended September 30, 2023, respectively, and zero for the three and nine months ended September 30, 2022.
The estimated range is based on several assumptions, including with respect to the magnitude of engineering, procurement and construction firms’ (“EPCs”) labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. These assumptions are highly subjective and require significant management judgment. As a result, these assumptions could prove to be materially different from our current estimate, causing us to incur substantial unanticipated expense to identify. repair or replace the defective wire or to compensate customers. As additional information becomes available, the Company may increase or decrease its estimated warranty liability and related expense from its current estimate, and such increase or decrease may be material.
As of September 30, 2023, a 10% increase in EPC labor costs, failure rate, materials replacement cost, and inspection costs would result in an increase of the low end of the range of potential losses of $2.8 million, $0.9 million, $1.6 million, and $0.5 million, respectively. A 10% increase in EPC labor costs, materials replacement cost, and inspection costs would result in an increase of the high end of the range of potential loss of $11.0 million, $5.2 million, and $0.5 million, respectively. Additionally, changes to the planned remediation method could also have a material impact on the warranty liability.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. Except as described under Litigation in Note 14 - Commitments and Contingencies, there are no claims or proceedings to which we are party that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes with respect to our risk factors disclosed in our 2022 Form 10-K.
Defects or performance problems in our products or their parts, including those related to the wire insulation shrinkback matter, could result in loss of customers, reputational damage and decreased revenue, and may have a material adverse effect on our business, financial condition and results of operations.
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
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of wire insulation shrinkback. Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective red wire manufactured by Prysmian. Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, which includes better visibility into the scope of affected sites and potential solutions, including identification, repair and replacement of harnesses, the Company has determined that a potential range of loss was both probable and reasonably estimable and has updated its estimate of potential losses from the estimate provided in the previous quarter. However, as no amount within the current range of loss appears to be a better estimate than any other amount, the Company has recorded a warranty liability and related expense representing the low end of the range of potential loss of $59.7 million. The high-end of the range of potential loss is $184.9 million, which is $125.2 million higher than the amount we recorded. As of September 30, 2023, we recorded a warranty liability of $56.6 million related to this matter. The estimated range is based on several assumptions, and as additional information becomes available, the Company may increase or decrease its estimated warranty liability from its current estimate, and such increase or decrease may be material. The Company recorded total warranty expense related to this matter of $50.2 million and $59.1 million for the three and nine months ended September 30, 2023, respectively, and zero for the three and nine months ended September 30, 2022. The Company does not maintain insurance for product warranty and has commenced a lawsuit against Prysmian, as discussed in more detail under Litigation in Note 14 - Commitments and Contingencies in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of September 30, 2023.
Our warranty liability for this matter is based on a number of assumptions, including with respect to the magnitude of engineering, procurement and construction firms’ (“EPCs”) labor cost to perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, and other various assumptions. We do not have a long history of making assumptions relating to warranties. As a result, these assumptions could prove to be materially different from our current estimate, causing us to incur substantial unanticipated expense to identify, repair or replace the defective wire or to compensate customers. As additional information becomes available, the Company may increase or decrease its estimated warranty liability from its current estimate, and such increase or decrease may be material. Our failure to accurately estimate this liability could result in unexpected volatility and have a material adverse effect on, our financial condition.
In addition, results of the litigation we have commenced against Prysmian are inherently uncertain and we cannot guarantee the outcome of that litigation. Litigation can be expensive and time consuming and will divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. If we fail to recover the costs and expenses incurred by us in connection with the identification, repair and replacement of the defective Prysmian wire, our financial results, business and prospects could be materially adversely impacted. Our actual loss in this matter is uncertain and may have a material adverse effect on our business, financial condition and results of operations.

If one of our products, including those that contain the defective red wires mentioned above, causes injury to someone or causes property damage, including as a result of product malfunctions, defects or improper installation, we could also be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face, including those related to the wires mentioned above, could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us, including those related to the defective wire harnesses mentioned above, could result in potentially significant monetary damages, penalties or fines; subject us to adverse publicity; damage our reputation and competitive position; and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

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
We have and may in the future need to initiate infringement claims or litigation in order to protect or enforce our intellectual property rights. As disclosed under Litigation in Note 14 - Commitments and Contingencies in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, on May 4, 2023, we filed patent infringement complaints with the ITC and with the U.S. District Courts against each of Hikam and Voltage seeking to ban the importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States in a manner that we allege infringes on the Company’s enforceable patents. On June 28, 2023 and July 18, 2023, we filed an amended complaint with the ITC and the U.S. District Court for the Middle District of North Carolina, respectively, against the Voltage respondents alleging that they also infringe on a third, recently issued patent owned by the Company. The District Court actions have been stayed pending the final disposition of the ITC investigation. An evidentiary hearing in the ITC investigation has been scheduled for March 18 through 22, 2024. The ITC has set a target date for completion of the investigation of November 12, 2024. We intend to vigorously pursue these actions, however, at this stage, we are unable to predict the outcome or impact on our business. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Enforcing our intellectual property rights in all countries throughout the world may be prohibitively expensive, and we may choose to forgo such activities in some jurisdictions. Litigation, including the complaints discussed above, also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. If we are unsuccessful with respect to the patent infringement complaints against Hikam and Voltage, the alleged counterfeit products may continue to be imported and sold in the United States. In such case, we could lose potential revenue to the defendants as well as other parties who may sell similar products. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	November 7, 2023	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	November 7, 2023	By:	/s/ Dominic Bardos
			Name:	Dominic Bardos
			Title:	Chief Financial Officer