Form 10-K
period 2023-12-31
Shoals Technologies Group, Inc.
filed 2024-02-28
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.8 billion. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and by each person who owns 10% or more of the outstanding common stock as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2024, the registrant had 170,329,509 shares of Class A common stock and zero shares of Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.
ii

iii

PART I

Item 1. Business
Shoals Technologies Group, Inc. is a Delaware corporation. Unless the context otherwise requires, references to “we,” “us,” “our,” “Shoals,” the “Corporation,” the “Company” and other similar references refer to Shoals Technologies Group, Inc. and, unless otherwise stated, all of its consolidated subsidiaries.
As more fully described below, during 2023, the Company simplified its corporate structure by, among other things, eliminating the umbrella-partnership C corporation structure (“Up-C structure”) that was in place since its initial public offering (“IPO”). The Company completed its IPO on January 29, 2021, and since then, its Class A common stock trades on the Nasdaq Global Market under the symbol “SHLS.”
Elimination of Up-C Structure and Entity Simplification
In the first quarter of 2023, following a secondary offering of shares of Class A common stock by certain selling shareholders, all the holders of limited liability interests of Shoals Parent LLC (“LLC Interests”), our former operating subsidiary, exchanged all the LLC Interests and corresponding shares of Class B common stock of the Company beneficially owned by them into shares of Class A common stock of the Company. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent LLC were held by the Company, no other holders owned LLC Interests and no Class B common stock was or is outstanding.
On July 1, 2023, the Company contributed 100% of its LLC Interests to Shoals Intermediate Parent, Inc. (“Shoals Intermediate Parent”), a wholly-owned subsidiary of the Company. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Company’s Up-C structure.
Following the elimination of the Up-C structure, effective December 31, 2023, the Company consummated an internal reorganization transaction whereby certain of the Company’s wholly-owned subsidiaries merged with and into other subsidiaries. As part of this reorganization, Shoals Parent LLC merged with and into Shoals Intermediate Parent, with Shoals Intermediate Parent as the surviving corporation.
Overview
Shoals is a leading provider of electrical balance of system (“EBOS”) solutions and components for solar, battery storage and electric vehicle (“EV”) charging applications, selling to customers primarily in the United States (“U.S.”) as well as internationally. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we generally believe customers prioritize reliability and safety over price when selecting EBOS solutions.
EBOS components that we produce include cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures, splice boxes and battery energy storage systems (“BESS”) cabinets. We derive the majority of our revenue from selling “system solutions” which are complete EBOS systems that include several of our components, many of which are customized for the customer’s project. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering that would otherwise be challenging for a customer to obtain from a single provider or at all.
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
Throughout fiscal year 2023, we have maintained focus on our growth strategy and continued strengthening our leadership position in the industry. We believe that as of December 31, 2023, we have worked with 13 of the top 15 solar EPCs, per Wood Mackenzie data from 2019-2023, and 11 of those EPCs used our combine-as-you-go system on their projects.
We derived approximately 81.5% of our revenue from the sale of system solutions for year ended December 31, 2023. For the same period, we derived substantially all of our revenue from customers in the U.S. As of December 31, 2023, we had $631.3 million of backlog and awarded orders. Backlog of $205.8 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $425.5 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed. As of December 31, 2023, we believe approximately $205.8 million of backlog and $250.0 million of awarded orders have delivery dates in 2024. The remaining $175.5 million have planned delivery dates beyond 2024. Additionally, we believe more than 13% of our December 31, 2023 backlog and awarded orders relate to international projects. As of December 31, 2023, backlog and awarded orders increased by 47% relative to December 31, 2022 and decreased by 0.3% relative to September 30, 2023.
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

Homerun EBOS: We have developed a proprietary EBOS solution for homerun architectures that we refer to as an “interconnect harness”. Rather than the traditional approach of running a separate wire from each string to a combiner box, our interconnect harness connects multiple strings together at each row using a single wire and simple push connector, rather than a wire crimp. Combining multiple strings together at each row reduces the number of wire runs that have to be made to combiner boxes as well as the number of connections that have to be made in each combiner box which reduces either the total number of combiner boxes or the size of combiner boxes required for the system. Using push connectors allows a large portion of the EBOS installation to be completed by general laborers rather than requiring licensed electricians. Our homerun EBOS system solutions typically include our interconnect harness, combiners and jumpers. The majority of solar energy projects in operation today use conventional homerun architecture.
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
eMobility solutions: During 2021, we introduced four new product families for the EV charging market and began taking orders and shipping some component products in 2022. Order flow and deliveries of our EV system solution continued through 2023 with scaled production underway. The first offering within the eMobility product family is the power center which combines equipment needed to protect the charging equipment and transform voltage levels from the electric utility to those needed on the respective site. The power center provides an efficient, cost effective and aesthetically focused option versus traditional methods. The second offering focuses on quick connect solutions for chargers made by any manufacturer and any power level to connect to the Shoals system. The quick connect bases dramatically reduce the time required on site for a deployment and reduce the amount of labor required in the field. The third offering uses our BLA technology in the EV space to connect multiple chargers to a single power center. This solution eliminates the need for homeruns from each dispenser and is above ground rated which allows wire to be run above ground rather than in underground conduit. The fourth offering is a raceway system that protects the above ground EV BLAs in walk over and drive over applications. The raceway system coupled with the EV BLA deploys much more rapidly and cost effectively than traditional methods of deployment.
Solar operations and maintenance (“O&M”) offerings: During the third quarter of 2023, we introduced our first solar O&M product offering called Snapshot IV. This solution monitors the specific voltage and current of individual solar panels and compares the results against manufacturer’s claimed/projected performance. This information will provide O&M teams and owners with a more advanced level of detail than other competing alternatives, with respect to the panel’s performance.
We derived approximately 81.5% of our revenue for the year ended December 31, 2023 from the sale of system solutions.
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
BESS cabinets: enclosures which contain batteries for utility scale BESS or EV charging sites which require BESS.
We derived approximately 18.5% of our revenue for the year ended December 31, 2023, from the sale of components.
Sales and Marketing Strategy
Our sales and marketing strategy is to build product awareness and foster long-term relationships with all key stakeholders that are involved in the lifecycle of a PV, BESS, eMobility, or O&M project.
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
Our sales process is a highly consultative approach that involves working with developers, engineers, EPC’s, subcontractors, and O&M firms. We work collaboratively to understand the complexities and goals of each project with all stakeholders involved to ensure continuity throughout the decision-making process. This involves us collaborating on site design, product selection, value engineering and optimization. Our project management team supports the process after a sale is completed by providing the customer submittals for approval, real-time shipping information, and any additional items that may be needed to complete the installation and commissioning. Our customer care team engages once a site is fully commissioned for any further technical support that may be required for the life of the project. We believe that our consultative top-down and bottoms-up approach fosters brand loyalty with all stakeholders and results in retention of our customers.
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
For the year ended December 31, 2023, our largest customer contributed approximately 36.3% of our total revenue and was the only customer contributing 10% or greater of total revenue.
Competition
Our EBOS system solutions and components are highly specialized products that are specific to the solar industry. The unique expertise required to design EBOS systems and components as well as customers’ reluctance to try unproven products has confined the number of firms that produce such EBOS products to a relatively small number. Our principal competitors include TerraSmart, LLC (formerly SolarBOS, Inc.), Bentek Corporation, Voltage, LLC and Hikam America, Inc. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support, as well as the ability to provide system solutions rather than individual components. We believe we are significantly larger as measured by revenue than our next largest competitor.
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
While highly specialized and flexible, our manufacturing equipment is not costly, and we believe we do not require significant capital expenditures to maintain or increase our manufacturing capacity.
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
Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S., confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2023, we had 26 U.S. trademark registrations, 5 pending U.S. trademark applications, 19 issued U.S. patents, 16 issued non-U.S. patents, 33 patent application pending for examination in the U.S. and 154 domain name registrations. Many of our patents relate to more efficient electrical wiring and power transmission from solar panels to power inverters at solar installations. Our U.S. issued patents are scheduled to expire between 2031 and 2037. As of December 31, 2023, our issued U.S. patents had an average remaining life of approximately 11.0 years.
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

Our Human Capital
As of December 31, 2023, we had approximately 1,309 full-time and temporary employees. The vast majority of our employees are located in the United States.
We foster a collaborative, team-oriented culture that values open communication and candor among all our employees. We consider these elements crucial to our pursuit of operational excellence and lead to success. We actively seek individuals who share our passion, dedication and entrepreneurial mind set to contribute to a dynamic work environment.
We also encourage our employees to operate by a common set of principles, which includes:

•Responsibility – We integrate quality and safety into everything;
•Integrity – We do the right thing, in the right way, for the right reason;
•Agility – We are quick and flexible at our core;
•Innovation – We lead from the front by simplifying the complex;
•Dedication – We hold ourselves accountable and we never quit; and
•Commitment – We care for people and the planet by investing locally and globally.
We believe that operating with purpose, passion and creativity benefits our customers, stockholders, employees, and suppliers as well as the communities where we operate and the environment.
None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
Diversity and Inclusion
We are steadfast in our commitment to diversity, equity and inclusion, recognizing its pivotal role in driving positive outcomes for our business and enables us to better meet the needs of our customers. We believe that diversity is the range of our human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, economic status, physical and mental ability, religious or ethical values system, national origin, and political beliefs. Our goal is to cultivate a workplace where everyone feels welcomed, valued, treated equitably and respected.
We continue to increase our outreach, recruitment, hiring, and retention of diverse groups at all levels of our workforce, including leadership roles. We also focus on listening, learning, and responding to our employees’ concerns to help ensure that we can provide a diverse, equitable, and inclusive workplace today and into the future.
As of December 31, 2023, our full-time employee population, which was composed of 1,248 individuals, had the following diversity metrics:
•62% of our full-time employee population self-identified as ethnically diverse;
•45% of our full-time employee population self-identified as female; and
•Women made up 36% of our manager population, which consisted of 55 individuals with management responsibility.
As of December 31, 2023, of the 10 members of our executive management team, which includes the Chief Executive Officer and direct reports, Chief Revenue Officer, Chief Product Officer, and Senior VP of Business Development, two self-identify as ethnically diverse and one as female.
As of December 31, 2023, of the eight members of our board of directors, one self-identifies as ethnically diverse and two as female.
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
Health and Safety
The safety and wellbeing of our employees is at the forefront of everything we do. We strive to have a zero accident culture and our safety management system is built upon that principle. Our occupational health and safety program is designed to drive a proactive safety culture beginning with our management setting the tone for our safety culture and ensuring that everyone feels a sense of ownership for each other’s safety and well-being.
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
Important factors that could cause actual results to differ materially from expectations are included in Item 1A “Risk Factors”.
Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1A. Risk Factors

Summary Risk Factors
The following is a summary of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
•if demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, we may not be able to achieve our anticipated level of growth and our business will suffer;
•if we fail to accurately estimate the potential losses related to the wire insulation shrinkback matter, or fail to recover the costs and expenses incurred by us from the supplier, our profit margins, financial results, business and prospects could be materially adversely impacted;
•defects or performance problems in our products or their parts, including those related to the wire insulation shrinkback matter, could result in loss of customers, reputational damage and decreased revenue, and may have a material adverse effect on our business, financial condition and results of operations;
•we may experience delays, disruptions, quality control or reputational problems in our manufacturing operations in part due to our vendor concentration;
•if we or our suppliers face disputes with labor unions, we may not be able to achieve our anticipated level of growth and our business could suffer;
•if we fail to retain our key personnel and attract additional qualified personnel, or successfully integrate our new Chief Executive Officer, our business strategy and prospects could suffer;
•our products are primarily manufactured and shipped from our production facilities in Tennessee, and any damage or disruption at these facilities may harm our business;
•the market for our products is competitive, and we may face increased competition as new and existing competitors introduce EBOS system solutions and components, which could negatively affect our results of operations and market share;
•current macroeconomic events, including high inflation, high interest rates, a potential recession and geopolitical instability could impact our business and financial results;
•our industry has historically been cyclical and experienced periodic downturns;
•the interruption of the flow of raw materials from international vendors has disrupted our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
•we are subject to risks associated with the patent infringement complaints that we filed with the U.S. International Trade Commission and two District Courts;
•if we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property and other proprietary rights, including those that are subject to the patent infringement complaints we filed with the ITC and two District Courts, our business and results of operations could be materially harmed;
•acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses, could disrupt our business and/or dilute or adversely affect the price of our common stock;
•our future growth in the EV charging market is highly dependent on the demand for, and consumers’ willingness to adopt, EVs, as well as on the actions of federal, foreign, state and local governments;

•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow;
•a significant drop in the price of electricity sold may harm our business, financial condition, results of operations and prospects;
•a further increase in interest rates or a reduction in the availability of tax incentives or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a solar energy system and could reduce the demand for our products;
•failure to effectively utilize information technology systems or implement new technologies and the unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could severely disrupt our business or reduce our sales or profitability;
•compromises, interruptions or shutdowns of our information technology systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations;
•our expansion outside the U.S. could subject us to additional business, financial, regulatory and competitive risks;
•our indebtedness could adversely affect our financial flexibility and our competitive position;
•amounts included in our backlog and awarded orders may not result in actual revenue or translate into profits;
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
•changes in tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects;
•future sales, or the perception of future sales, by us in the public market could cause the market price for our Class A common stock to decline;
•provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management;
•our certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•we do not intend to pay any cash distributions or dividends on our Class A common stock in the foreseeable future;
•we face risks related to actual or threatened health epidemics or pandemics, such as the COVID-19 pandemic; and
•if we fail to maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business

Risks Related to Our Business and Our Industry
If demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, we may not be able to achieve our anticipated level of growth and our business will suffer.
Our solutions are utilized in solar energy projects. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will continue to adopt solar energy as an alternative energy source at levels sufficient to grow our business. In 2023, the domestic utility scale solar market experienced slowing growth as a result of the costs of project financing, lingering uncertainty about the application of the Inflation Reduction Act of 2022 to solar projects, supply chain constraints and interconnection complications. We expect these trends to persist in 2024.
In addition, even though we expect our growth rate to decline from the extremely high levels of the last few years, we believe that our domestic utility scale business will continue growing at an attractive rate. Our significant growth and expansion, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. Some of the factors outside of our control that may impact the viability and demand for solar energy projects include:
•cost competitiveness, reliability and performance of solar energy systems compared to conventional and non-solar renewable energy sources and products, and cost competitiveness, reliability and performance of our products compared to our competitors;
•availability, scale and scope of government subsidies and incentives to support the development and deployment of solar energy solutions;
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
If we fail to accurately estimate the potential losses related to the wire insulation shrinkback matter, or fail to recover the costs and expenses incurred by us from the supplier, our profit margins, financial results, business and prospects could be materially adversely impacted.
As previously disclosed, the Company was notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of wire insulation shrinkback. Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective red wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). As of December 31, 2023, based on the Company’s continued analysis, which included better visibility into the scope of affected sites and potential solutions, including identification, repair and replacement of harnesses, the Company determined that a potential range of loss was both probable and reasonably estimable and updated its estimate of potential losses from previously provided estimates. Based on the Company’s continued analysis of information available as of the date of this Annual Report, the estimate of potential losses remains unchanged from the estimate provided as of September 30, 2023. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low end of the range of potential loss of $59.7 million. The high-end of the range of potential loss is $184.9 million, which is $125.2 million higher than the amount we recorded. As of December 31, 2023, we recorded a warranty liability of $54.9 million related to this matter. The estimated range is based on several assumptions, and as additional information becomes available, the Company may increase or decrease its estimated warranty liability from its current estimate, and such increase or decrease may be material. The Company does not maintain insurance for product warranty and has commenced a lawsuit against Prysmian, as discussed in more detail under Litigation in Note 16 - Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of December 31, 2023.
Our warranty liability for this matter is based on a number of assumptions, including the potential magnitude of EPC’s labor cost to perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, and other various assumptions. We do not have a long history of making assumptions relating to warranties. As a result, these assumptions could prove to be materially different from our current estimate, causing us to incur substantial unanticipated expense to identify, repair or replace the defective wire or to compensate customers. Additionally, changes to the planned remediation method could also have a material impact on the warranty liability. As additional information becomes available, the Company may increase or decrease its estimated warranty liability from its current estimate, and such increase or decrease may be material. Our failure to accurately estimate this liability could result in unexpected volatility to our common stock and have a material adverse effect on, our financial condition.
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
Similar to our other products, the defective wires associated with the wire insulation shrinkback matter expose us to potential product liability claims. See “Risk Factors - Defects or performance problems in our products or their parts, including those related to the wire insulation shrinkback matter, could result in loss of customers, reputational damage and decreased revenue, and may have a material adverse effect on our business, financial condition and results of operations.”
Defects or performance problems in our products or their parts, including those related to the wire insulation shrinkback matter, could result in loss of customers, reputational damage and decreased revenue, and may have a material adverse effect on our business, financial condition and results of operations.
EBOS components, including cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures, splice boxes, BESS cabinets, conventional homerun EBOS system solutions, the wires related to the wire insulation shrinkback matter and combine-as-you-go EBOS system solutions, whether manufactured by us or third party suppliers, are products and systems that have a high consequence of failure, including equipment damage, fire damage, and even serious injury or death because of the high voltages involved and potential for fire. Further, a fault in the wiring of an EBOS system, whether as a result of product malfunctions, defects or improper installation, may cause electrical failures in solar energy projects. Faults typically occur when natural thermal expansion and contraction occurs at a point where two wires have been joined, loosening the insulation, and allowing moisture into the joint. Faults can result in lost production for customers, damage to the equipment, fire and injury or death depending on their severity and whether people are onsite.
Although we conduct quality assessments on our products and these products have stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, product failures, destructions or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products, including those related to the wire insulation shrinkback matter, have resulted and could result in the future in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us, such as those related to the wire insulation shrinkback matter, that may exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we accrue reserves for warranty claims, our estimated warranty expense for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility and have a material adverse effect on, our financial condition.
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
We may experience delays, disruptions, quality control or reputational problems in our manufacturing operations in part due to our vendor concentration.
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
If we or our suppliers face disputes with labor unions, we may not be able to achieve our anticipated level of growth and our business could suffer.
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
If we fail to retain our key personnel and attract additional qualified personnel, or successfully integrate our new Chief Executive Officer, our business strategy and prospects could suffer.
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
In addition, integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. As previously announced, our board of directors appointed Brandon Moss as our Chief Executive Officer effective July 17, 2023. Even though Mr. Moss has had a long and successful career managing and scaling businesses for long-term growth, failure to continue to execute a smooth integration could affect the execution of our business strategy.
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
A significant portion of our operations is located in our Tennessee manufacturing facilities. Issues with our workforce, including illness or absenteeism, or difficulties in recruiting skilled workers in the area, as well as a natural disaster, including tornados such as the ones recently experienced in the state, fire, power interruption or other calamity at any one of our facilities or any combination thereof would significantly disrupt our ability to deliver our products and operate our business. Certain of the equipment used to manufacture our products could be difficult, time consuming, or costly to replace or repair if damaged. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, and may result in lawsuits. We have property and business disruption insurance in place for all of our facilities; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
In addition, in 2023, we completed the ramp up of a third facility in Tennessee, increasing our total current production capacity, with the possibility of further increasing our footprint in the future. We believe the increased capacity will enable us to serve growing demand well in the near term, further enhance production efficiency, and maintain profit margins; however, there is no guarantee that we will be able to achieve the benefits from our expanded capacity, and in that case, we may lose the investments made to achieve our expansion.
We may face difficulties with respect to the planned consolidation and relocation of our Tennessee-based manufacturing and distribution operations, and may not realize the benefits thereof.
On February 21, 2024, we announced our intention to invest approximately $80.0 million over the next five years to expand and consolidate our existing Tennessee-based manufacturing and distribution operations to a new, larger facility in Portland, Tennessee. As part of the expansion, we expect to relocate our Tennessee-based manufacturing operations to a more than 600,000 square foot facility.
Construction and development of the new facility is complicated and may present significant challenges, including delays, cost overruns or other complications. In addition, there can be no assurance that we will be able to establish our planned consolidated facility within the planned timeline, or at all. The expense and time required to bring this facility online and to assure that our products manufactured at such facilities comply with our quality standards could be greater than currently anticipated. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our projections.
Unsatisfactory safety performance may subject us to penalties, negatively impact customer relationships, result in higher operating costs, and negatively impact employee morale and turnover.
We place great emphasis on workplace safety in our entire organization through various safety initiatives and training. We have manufacturing facilities that are susceptible to numerous industrial safety risks that can lead to personal injury, loss of life, and damage to property and equipment. While we take precaution to avoid incidents, we have experienced accidents in the past and may again in the future, which can negatively affect our safety record. A poor safety record can harm our reputation with existing and potential customers, jeopardize our relationship with employees, increase our insurance and operating costs and could adversely impact our business and results of operations.
The market for our products is competitive, and we may face increased competition as new and existing competitors introduce EBOS system solutions and components, which could negatively affect our results of operations and market share.
The market for EBOS system solutions and components, including cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures, splice boxes and BESS cabinets is competitive. Our principal competitors include TerraSmart, LLC (formerly SolarBOS, Inc.), Bentek Corporation, Voltage, LLC and Hikam America, Inc. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support. Competition may intensify as new and existing competitors enter the market. If our competitors introduce new technologies that are successful in offering price competitive and technological attractive EBOS system solutions and components, it may become more difficult for us to maintain market share.
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
In addition, competitors may be able to develop new products more quickly than us, may partner with other competitors to provide combined technologies and competing solutions and may be able to develop products that are more reliable or that provide more functionality than ours. A slow product innovation lifecycle and/or challenges to identify and invest in the appropriate research, development and automation initiatives may result in loss of competitive differentiation and our inability to diversify revenue streams in the future.
Current macroeconomic events, including high inflation, high interest rates, a potential recession and geopolitical instability could impact our business and financial results.
Global supply chain issues, high inflation, volatility in the capital markets, interest rate and currency rate fluctuations, a potential recession and geopolitical instability, including growing tensions between China and the U.S., the Russia-Ukraine war and the Israel-Hamas War, have significantly increased economic and demand uncertainty that has resulted in unfavorable macroeconomic conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations.
Both domestic and international markets experienced significant inflation in fiscal year 2023 and 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term. In 2023 and 2022, significant levels of inflation resulted in increased energy prices, freight premiums, and other operating costs. These increases are expected to persist in 2024. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. These higher interest rates resulted, and may continue to result in the future, in higher interest rates associated with our senior secured credit agreement entered into on November 25, 2020 (as amended, the “Senior Secured Credit Agreement”). For the year ended December 31, 2023, interest expense, net increased by $5.6 million or 30% compared to the year ended December 31, 2022, due to increased interest rates associated with our Senior Secured Credit Agreement. Interest rate increases or other government actions taken to reduce inflation could also result in a recession or recessionary environment in many parts of the world. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital in the future.
In 2023 and 2022, we experienced challenges in our global supply chain, including shortages in raw materials and related price increases. Our ability to obtain raw materials from domestic and international suppliers required to manufacture our components was impacted, along with our ability to secure timely inbound logistics to our facilities. We do not directly source a significant amount of raw materials from Europe. However, the ongoing conflict in Ukraine has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout the year. In response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. During 2023, we continued to monitor and optimize our inventory levels.
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

Our future success partly depends on continued demand for solar PV systems in the end markets we serve. The solar industry has historically been cyclical and has experienced periodic downturns, which may affect the demand for the products that we manufacture. The solar industry has undergone challenging business conditions, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. The solar industry has been experiencing significant changes over the past years and there is no assurance that it will not suffer significant downturns in the future, which will adversely affect demand for our solar products and our results of operations.
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
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of trade relationships between China and the U.S. and the Russia-Ukraine war;
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
We are subject to risks associated with the patent infringement complaints that we filed with the U.S. International Trade Commission (“ITC”) and two District Courts.
As disclosed under Litigation in Note 16 - Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K, on May 4, 2023, we filed patent infringement complaints with the ITC and with the U.S. District Courts against each of Hikam America, Inc., a corporation based in Chula Vista, California, and a related foreign entity (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and its related foreign entities (together, “Voltage”), seeking to ban the importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States in a manner that we allege infringes on the Company’s enforceable patents. On June 28, 2023 and July 19, 2023, we filed an amended complaint with the ITC and the U.S. District Court for the Middle District of North Carolina, respectively, against Voltage alleging that they also infringe on a third, recently issued patent owned by the Company. The District Court actions have been stayed pending the final disposition of the ITC investigation. The Administrative Law Judge issued a Claim Construction Ruling on February 21, 2024. As a result of the Claim Construction Ruling, in order to streamline the case and focus our limited time during the evidentiary hearing, and as recommended by the ITC's Investigative Attorney to preserve public resources, we filed an unopposed motion on February 26, 2024, and such motion was granted on February 28, 2024, to remove one of the three asserted patents covering duplicative subject matter against Voltage. An evidentiary hearing in the ITC investigation has been scheduled for March 18 through 22, 2024. The ITC has set a target date for completion of the investigation of November 12, 2024. We intend to vigorously pursue these actions, however, at this stage, we are unable to predict the outcome or impact on our business.
If we are unsuccessful with respect to the patent infringement complaints against Hikam and Voltage, our patents or other intellectual property could be at risk of being invalidated or interpreted narrowly, and the alleged infringing products may continue to be imported and sold in the United States. In such case, we could lose potential revenue to Hikam and/or Voltage as well as other parties who would be able to sell similar products.
If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property and other proprietary rights, including those that are subject to the patent infringement complaints we filed with the ITC and two District Courts, our business and results of operations could be materially harmed.
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
We have, and may in the future need to initiate infringement claims or litigation in order to protect or enforce our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Enforcing our intellectual property rights in all countries throughout the world may be prohibitively expensive, and we may choose to forgo such activities in some jurisdictions. Litigation, including the complaints discussed above, also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. In such case, we could lose potential revenue to the defendants as well as other parties who may sell similar products. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Achieving anticipated benefits and synergies from acquisitions is uncertain and subject to various risks, including our ability to integrate or benefit from acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention; unanticipated costs or liabilities related to the acquisition; failure to leverage the increased scale of the combined businesses quickly and effectively; the potential impact of the acquisition on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, the acquired entity’s employees, vendors, suppliers or customers; adverse changes in general economic conditions in regions in which we operate; potential litigation associated with the acquisition; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and challenges in attracting and retaining key personnel. Many of these factors will be outside of our control and any one of them could result in increased costs, decrease in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. The full benefits of an acquisition may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of acquisitions and negatively impact our company.
Our future growth in the EV charging market is highly dependent on the demand for, and consumers’ willingness to adopt, EVs, as well as on the actions of federal, foreign, state and local governments.
Our future growth in the EV charging market is highly dependent on the demand for, and consumers’ willingness to adopt, EVs. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. In addition, any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes or other reasons may result in the diminished competitiveness of, and demand for, EVs. The U.S. federal government, foreign governments and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations to customers. The Infrastructure Investment and Jobs Act signed into law on November 15, 2021 provided additional funding for EVs and EV charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including $7.5 billion for EV charging along highway corridors. The Biden Administration has taken regular steps since 2021 to further these EV charging infrastructure programs. In June 2022, the Biden Administration proposed new minimum standards and requirements to create a framework for states to build federally funded charging station projects and in December 2023, the Department of Transportation announced plans to issue a request for information to solicit feedback on updating its standards to allow for new technology and continued innovation. On January 11, 2024, the Biden Administration announced $623 million in new grants to continue building out the EV charging network as part of its Charging and Fueling Infrastructure Discretionary Grant Program. In addition, the Inflation Reduction Act of 2022 signed into law on August 16, 2022 includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension of EV charging infrastructure tax credits and tax credits for EVs under the Internal Revenue Code of 1986, as amended, through 2032. On January 19, 2024, the Biden Administration announced new definitions under the Department of Treasury and Department of Energy regulations that confirms the Inflation Reduction Act’s 30C EV charging tax credit that provides credits for installing EV charging infrastructure. These incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy by different administrations. Reduction in rebates, tax credits or other financial incentives for EVs or EV charging stations could materially reduce the demand for EVs, EV charging stations and, thus, our EV charging products and, as a result, may adversely impact our business and expansion potential. Further, federal, state and local laws may impose barriers to electric vehicle adoption, including additional costs. For example, many states have enacted laws imposing additional registration fees for certain hybrid and EVs to support transportation infrastructure. Any of the foregoing could materially and adversely affect the growth of the EV markets and our business, prospects, financial condition, results of operations, and cash flows.
A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow.
A small number of customers have historically accounted for a material portion of our revenue. For the year ended December 31, 2023, our largest customer and five largest customers constituted approximately 36.3% and 56.9% of total revenue, respectively. Further, the Company’s trade accounts receivable are from companies within the solar industry, and as such, the Company is exposed to normal industry credit risks. As of

December 31, 2023, our largest customer and five largest customers constituted 37.5% and 65.5% of trade accounts receivable, respectively. Accordingly, loss of our largest customer or other significant customers, a significant reduction in pricing or order volume from our largest customer or other significant customers, their inability to perform under their contracts, or their default in payment could adversely reduce net sales and operating results in any reporting period.
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
Even though certain government subsidies and economic incentives are currently in place to encourage the adoption of solar energy and have resulted in increased demand for solar energy projects, many end users still depend on financing to fund the initial capital expenditure required to construct a solar energy project. As a result, increases in interest rates, including the increases effected by the Federal Reserve in the U.S. in 2023 and 2022, or a reduction in the supply of project debt as a result of a potential recession or otherwise, or a reduction in tax incentives could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a solar energy project on favorable terms, or at all, and thus lower demand for our products, which could limit our growth and reduce our net sales. In addition, we believe that a significant percentage of end-users construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. Increases in interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects and, in each case, could cause these end users to seek alternative investments.
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
Some aspects of our business involve the collection, receipt, use, storage, processing and transmission of personal information (of our customers’ and end users of our customers’ solar energy systems, including names, addresses, e-mail addresses, credit information, energy production statistics), consumer preferences as well as confidential information and personal data about our employees, our suppliers and us, some of which is entrusted to third-party service providers and vendors. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, cyberattacks, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data. Any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

We have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities and have experienced security breaches; however, to date, they have not had a material impact on our business, results of operations or financial condition.
In addition, as the regulatory environment relating to companies’ obligations to protect such sensitive data and disclose certain incidents or breaches becomes increasingly rigorous, with new and constantly changing requirements, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our expansion outside the U.S. could subject us to additional business, financial, regulatory and competitive risks.
Our strategy is to introduce new products and grow our revenue outside of the U.S., including in Asia-Pacific, Europe, Latin-America, and Africa, by developing region-specific products; entering into joint-venture or licensing arrangements with companies in certain markets; expanding our relationships with value-added resellers of our products in some countries; and utilizing locally sourced components in our products in jurisdictions where locally sourced components are a regulatory or customer requirement.
Our products and services to be offered outside of the U.S. may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the reengineering of select components to reduce costs, and region-specific customer training, site commissioning, warranty remediation and other technical services.
These markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets increases our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate and may operate in the future may also have anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. It is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.
Failure to manage the risks and challenges associated with our potential expansion into new geographic markets could adversely affect our revenue and our ability to achieve or sustain profitability.
Our indebtedness could adversely affect our financial flexibility and our competitive position.
As of December 31, 2023, we had $143.8 million of term loans and $40.0 million revolving credit loans outstanding under the Senior Secured Credit Agreement. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
In addition, we are required to maintain compliance with various financial ratios in the Senior Secured Credit Agreement. A failure by us to comply with the covenants or to maintain the required financial ratios contained in the Senior Secured Credit Agreement could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the Senior Secured Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness is accelerated, there can be no assurance that our assets will be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.
Developments in alternative technologies may have a material adverse effect on demand for our offerings.
Significant developments in alternative technologies, such as advances in other forms of EBOS systems, may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.
Amounts included in our backlog and awarded orders may not result in actual revenue or translate into profits.
As of December 31, 2023, we had $631.3 million of backlog and awarded orders. Backlog of $205.8 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $425.5 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed. We cannot guarantee that our backlog or awarded orders will result in actual revenue in the originally anticipated period or at all. In addition, the contracts included in our backlog or awarded orders may not generate margins equal to our historical operating results. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our backlog and awarded orders fail to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability and liquidity.

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
Chief among policies intended to promote renewable electricity generally, or solar electricity in particular, are renewable portfolio standards (RPS) and clean energy standards (“CES”). Currently, over half of the U.S. states, the District of Columbia, and Puerto Rico have implemented some form of RPS/CES policy, which mandates that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable or clean energy resources by a certain compliance date. Additionally, several states have set voluntary renewable energy goals. RPS/CES policies vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while in other jurisdictions, RPS/CES policies continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPS/CES policies emerge periodically in various jurisdictions. While the recent trend has been for jurisdictions with RPS/CES policies to maintain or expand them, there can be no assurances that RPS/CES policies or other policies supporting renewable energy will continue.
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
In December 2021, President Biden signed the Uyghur Forced Labor Prevention Act (“UFLPA”) into law, which became effective on June 21, 2022. The UFLPA seeks to block the import of products made with forced labor in certain areas of China and has identified a list of suppliers from which products are subject to a presumption of import denial. As a result, some suppliers of solar modules have seen shipments detained by U.S. Customs and Border Patrol pursuant to the UFLPA. These detainments have not significantly impacted any of our customers’ projects to date; however, continued or future detainments could affect the industry and impact solar energy projects more broadly, which in turn could affect our business. We are continuing to monitor developments in this area.
In addition, the U.S. currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and an increase in duty rates could have an adverse impact on our operating results. On August 23, 2023, as a result of an investigation, the USDOC determined that imports of certain crystalline silicone PV that have been completed in Cambodia, Malaysia, Thailand, or Vietnam, using parts or components produced in the People’s Republic of China are circumventing the antidumping and countervailing orders on solar cells and modules from China. However, on June 6, 2022, President Biden issued Proclamation 10414 that declared an emergency with respect to U.S. electricity generation capacity and stated that immediate action was needed to ensure access to a sufficient supply of solar cells and modules to assist in meeting the U.S.’ electricity generation needs temporarily waiving for 24 months (through June 2024) the collection of antidumping and countervailing duties for certain cells and modules subject to USDOC’s investigation. As the timing and progress of many of our customers’ projects depend upon the supply of PV cells and modules, our operating results could be adversely impacted by the USDOC’s determination, especially once the temporary waiver expires. In addition, on October 7, 2022, the Biden Administration adopted export controls related to technology that could harm U.S. national security. Further export controls related to technology could impact the business, notably if the U.S. Government expands the restrictions to more common technology.
Tariffs and the possibility of additional tariffs in the future, including as a result of the petition pending with the USDOC regarding circumvention of antidumping and countervailing duties, have created uncertainty in the industry. If the price of solar systems in the U.S. increases, the use of solar systems could become less economically feasible and could reduce our gross profits or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs or other trade restrictions may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.
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
The market price of our Class A common stock has and could be subject to significant fluctuations. The price of our stock may change in response to fluctuations in our results of operations in future periods, the wire insulation shrinkback matter, and other factors specific to our company, and also may change in response to other factors, including macroeconomic factors as well as factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance.
Future sales, or the perception of future sales, by us in the public market could cause the market price for our Class A common stock to decline.
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
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by discouraging, delaying or preventing a change of control of our Company or changes in our management that the stockholders of our Company may believe to be advantageous. These provisions include:
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
General Risk Factors
We face risks related to actual or threatened health epidemics or pandemics, such as the COVID-19 pandemic.
Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, such as the outbreak of respiratory illness caused by the COVID-19 pandemic. Any widespread outbreak of contagious disease, and other adverse public health developments, could cause disruption to, among other things, our ground operations at project sites, our manufacturing facilities and our suppliers and vendors and have a material and adverse effect on our business operations. If our manufacturing facilities and our suppliers or vendors are so affected, our supply chain, manufacturing and product shipments could be delayed, which could adversely affect our business, operations and customer relationships. In addition, health epidemics and pandemics have affected, and may in the future adversely affect, the economies and financial markets of many countries. Any of these consequences could materially adversely affect our business, results of operations and prospects.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our cybersecurity strategy focuses on striking a balance between data barriers and access, and promoting vigilance among our employees, contractors, and business partners. We monitor and implement procedures, policies, and activities designed to manage our data and to maintain a high level of privacy and security within our systems. In 2023, we undertook an in-depth enterprise risk analysis and designed a program to address the most significant risks affecting our business. Our newly-developed enterprise risk program integrates cybersecurity.
Our cybersecurity processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. We implement risk-based controls to protect our information, the information of our customers and other third parties, our information systems, our business operations, and our products and related services. We have an information security risk program structured according to the National Institute of Standards and Technology Cybersecurity Framework, industry best practices, privacy legislation, and other standards and regulations. Our program includes a defense-in-depth approach with multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management, as well as data protection best practices and data loss prevention controls.
Through our cybersecurity program, we continuously monitor cybersecurity vulnerabilities and potential attack vectors and evaluate the potential operational and financial effects of any threat and of cybersecurity risk countermeasures made to defend against such threats.
In addition, we maintain specific policies and practices governing our third-party security risks, including our third-party assessment process. Under this assessment process, we gather information from certain third parties who contract with us and share or receive data, to help us assess potential risks associated with their security controls. We also generally require third parties to, among other things, maintain security controls to protect our confidential information and data, and notify us of material data breaches that may impact our data. We assess the risks from cybersecurity threats that impact select third-party service providers with whom we share personal identifying and confidential information. We continue to evolve our oversight processes to mature how we identify and manage cybersecurity risks associated with the services we procure from such third parties.
Our cybersecurity awareness program includes regular phishing simulations, and quarterly general cybersecurity awareness and data protection modules for all employees with network access, as well as more contextual and personalized modules for targeted users and roles. We complete annual internal security audits and vulnerability assessments of the Company's information systems and related controls, including systems affecting personal data. In addition, we leverage cybersecurity specialists to complete annual external audits and objective assessments of our cybersecurity program and practices, including our data protection practices, as well as to conduct targeted attack simulations. We have also purchased network security and cyber liability insurance in order to provide a level of financial protection, should a data breach occur. However, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
In 2023, we did not experience any material information security breach or incident. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see Item 1A. “Risk Factors—Failure to effectively utilize information technology systems or implement new technologies and the unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could severely disrupt our business or reduce our sales or profitability” and “Compromises, interruptions or shutdowns of our information technology systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.”
Governance
Our board of directors reviews our management of cybersecurity risks, and our Audit Committee has been delegated primary oversight over such risks and the steps our management has taken to monitor and control these exposures. Our data privacy and security program is overseen by our IT Director who has presented to the Board on an annual basis. Our Audit Committee also receives briefings on significant cybersecurity incidents.
Our IT Director leads our dedicated Information Technology team (“IT team”), which executes on our data privacy and security programs and policies, and our Cyber Incident Response Team (“IRT”), which executes on our incident response procedures in the event of a data privacy or security event and conducts annual exercises simulating cybersecurity and data breach incidents. The IRT is comprised of internal members from the finance, legal, human resources, and operations departments, as well as external cybersecurity vendors and advisors. The members of our IRT understand the complexities of our business and are experienced in the financial, legal, regulatory and operational consequences of a cybersecurity incident or threat to the Company.
Our IT Director is Joe Rogers. He has 35 years of experience in information technology and cybersecurity, having been at the Company in his role as IT Director since 2022.
Item 2. Properties
The table below describes the material facilities owned or leased by Shoals Technologies Group, Inc. as of February 2024:

Location		Status	Approximate Square Feet	Uses
1400	Shoals Way, Portland, TN	Owned	103,200	Office, manufacturing, warehousing and shipping
1035	Fred White Blvd., Portland, TN	Owned	75,360	Office, warehousing and shipping
109	Kirby Drive, Portland, TN	Leased	219,767	Office, manufacturing, warehousing and shipping
215	Industrial Drive, Muscle Shoals, AL	Owned	16,910	Office, manufacturing, warehousing and shipping
1500	Shoals Way, Portland, TN	Leased	638,330	Office, manufacturing, warehousing and shipping
In February 2024, we announced the closing of our Poway, California facility as a result of a strategic assessment aimed at enhancing overall production and performance and at allowing for greater efficiency throughout our operations. The closure is expected to be completed in May of 2024.
We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. Nevertheless, on February 21, 2024, we announced our intention to expand and consolidate our existing Tennessee-based manufacturing and distribution operations into a new, more than 600,000 square foot facility in Portland, Tennessee over the next five years, and on February 7, 2024, we entered into a lease agreement for the new facility.

Item 3. Legal Proceedings
From time to time, we may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. Except as described under Litigation in Note 16 - Commitments and Contingencies, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is traded on the NASDAQ Global Market under the symbol “SHLS”. Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of February 21, 2024, there were two registered account holders of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 21, 2024, there were no shares of Class B common stock outstanding, and therefore, no registered account holders thereof.
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
Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2023 that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Form 10-K captioned “Forward-Looking Statements” and “Risk Factors”. Management’s discussion and analysis relating to the fiscal year ended December 31, 2022 and the applicable year-to-year comparisons to the fiscal year ended December 31, 2021 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
This MD&A contains the presentation of Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share, which are not presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share are being presented because management believes they provide investors and readers of this Form 10-K with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA,

Adjusted Net Income, and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-K should use Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share only in conjunction with Gross Profit, Net Income, and Net Income Attributable to Shoals Technologies Group, Inc., the most closely comparable GAAP financial measures, as applicable. Reconciliations of Adjusted Gross Profit, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share to the respective most closely comparable GAAP measure, as well as a calculation of Adjusted Gross Profit Percentage and Adjusted Diluted Weighted Average Shares Outstanding, are provided below, in “—Non-GAAP Financial Measures.”
Overview
We are a leading provider of EBOS solutions and components for solar, battery storage and EV charging applications, selling to customers primarily in the United States as well as internationally. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we generally believe customers prioritize reliability and safety over price when selecting EBOS solutions.
EBOS components that we produce include cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures, splice boxes and battery energy storage system (“BESS”) cabinets. We derive the majority of our revenue from selling “system solutions” which are complete EBOS systems that include several of our products, many of which are customized for the customer’s project. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering that would otherwise be challenging for a customer to obtain from a single provider or at all.
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
Throughout fiscal year 2023, we have maintained focus on our growth strategy and continued strengthening our leadership position in the industry. We believe that as of December 31, 2023, we have worked with 13 of the top 15 solar EPCs, per Wood Mackenzie data from 2019-2023, and 11 of those EPCs used our combine-as-you-go system on their projects.
We derived 81.5% of our revenue from the sale of system solutions for the year ended December 31, 2023. For the same period, we derived substantially all of our revenue from customers in the U.S. As of December 31, 2023, we had $631.3 million of backlog and awarded orders. Backlog of $205.8 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $425.5 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of December 31, 2023, we believe approximately $205.8 million of backlog and $250.0 million of awarded orders have delivery dates in 2024. The remaining $175.5 million have planned delivery dates beyond 2024. Additionally, we believe more than 13% of our December 31, 2023 backlog and awarded orders relate to international projects. As of December 31, 2023, backlog and awarded orders increased by 47% relative to December 31, 2022 and decreased by 0.3% relative to September 30, 2023.
Elimination of Up-C Structure and Entity Simplification
In 2023, following a secondary offering of shares of Class A common stock by certain selling shareholders, all the holders of LLC Interests exchanged all the LLC Interests and corresponding shares of

Class B common stock of the Company beneficially owned by them into shares of Class A common stock of the Company. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent LLC were held by the Company, no other holders owned LLC Interests and no Class B common stock was or is outstanding.
On July 1, 2023, the Company contributed 100% of its LLC Interests to Shoals Intermediate Parent, a wholly-owned subsidiary of the Company. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Company’s Up-C structure.
Following the elimination of the Up-C structure, effective December 31, 2023, the Company consummated an internal reorganization transaction whereby certain of the Company’s wholly-owned subsidiaries merged with and into other subsidiaries. As part of this reorganization, Shoals Parent LLC merged with and into Shoals Intermediate Parent, with Shoals Intermediate Parent as the surviving corporation.
Trends and Uncertainties
During 2023 and 2022, significant levels of inflation resulted in increased energy prices, freight premiums, and other operating costs. These increases are expected to persist into 2024. As a result of inflation, during 2023 and 2022, the Federal Reserve increased interest rates. Such increased interest rates have resulted in higher interest rates associated with our Senior Secured Credit Agreement. The Federal Reserve may continue raising interest rates as long as high inflation persists, and any such additional increases will have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecasted period.
In 2022 and to a lesser extent during 2023, as a consequence of macroeconomic events, our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were impacted, with additional delays linked to international border crossings and the associated approvals and documentation. The Company does not directly source a significant amount of raw materials from Europe. However, the Russia-Ukraine war has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist into 2024. In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not experience such negative effects during 2023. We are continuously monitoring the condition of our supply chain and evaluating our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations.
In response to supply chain constraints, in 2022 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. During 2023, we continued to monitor and reduce our inventory levels.
In 2023, the domestic utility scale solar market experienced slowing growth as a result of the costs of project financing, lingering uncertainty about the application of the Inflation Reduction Act of 2022 to solar projects, supply chain constraints and interconnection complications. We expect these trends to persist in 2024. However, even though we expect our growth rate to decline from the very high levels of the last few years, we believe that our domestic utility scale business will continue growing at an attractive rate.
As of December 31, 2023, other than increased interest expense, we did not experience material adverse effects on our financial results from the events and trends discussed above.
Recent Developments

On February 21, 2024, we announced our intention to expand and consolidate our existing manufacturing and distribution operations into a new, more than 600,000 square foot facility in Portland, Tennessee over the next five years. On February 7, 2024, we entered into a lease agreement for the new facility.
Separately, in February 2024, we announced the closing of our Poway, California facility as a result of a strategic assessment aimed at enhancing overall production and performance and at allowing for greater efficiency throughout our operations. The closure is expected to be completed in May 2024.
Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.
Revenue
We generate revenue from the sale of EBOS systems and components for homerun and combine-as-you-go architectures, battery storage, EV charging infrastructure, and O&M offerings. Our customers include EPCs, utilities, solar developers, independent power producers, solar module manufacturers and charge point operators. We derive the majority of our revenue from selling solar system solutions. When we sell a solar system solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for solar system solutions can vary from one to three months whereas manufacturing typically requires a shorter time frame. Contracts for solar system solutions can range in value from several hundred thousand to several million dollars.
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
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 115 to 149 from December 31, 2022 to December 31, 2023, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
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
Payable Pursuant to the Tax Receivable Agreement Adjustment
Tax Receivable Agreement (“TRA”) adjustment consists of changes to our tax rate since the initial recording of the liability related to the TRA.
Gain on Termination of Tax Receivable Agreement
Gain on termination of TRA is related to the early termination and settlement of the TRA, as discussed in Note 18 - Payable Pursuant to the Tax Receivable Agreement of the consolidated financial statements. The TRA was terminated in December 2022.
Income Tax Expense
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions. Prior to the July 1, 2023 contribution described in Note 17 - Income Taxes, Shoals Parent LLC was a pass-through entity for federal income tax purposes but incurred income tax in certain state jurisdictions. On July 1, 2023, the Company contributed 100% of its LLC Interests in Shoals Parent LLC to its wholly-owned subsidiary, Shoals Intermediate Parent, and following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Up-C structure.

Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2023 and 2022.
The following table summarizes our results of operations (dollars in thousands):

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ variance	% variance
Revenue	$488,939	$326,940	$161,999	50%
Cost of revenue	320,635	195,629	125,006	64%
Gross profit	168,304	131,311	36,993	28%
Operating expenses
General and administrative expenses	80,719	55,908	24,811	44%
Depreciation and amortization	8,550	9,073	(523)	(6)%
Total operating expenses	89,269	64,981	24,288	37%
Income from operations	79,035	66,330	12,705	19%
Interest expense, net	(24,100)	(18,538)	5,562	30%
Payable pursuant to the tax receivable agreement adjustment	—	(6,675)	(6,675)	(100)%
Gain on termination of tax receivable agreement	—	110,883	110,883	(100)%
Income before income taxes	54,935	152,000	(97,065)	(64)%
Income tax expense	(12,274)	(8,987)	3,287	37%
Net income	42,661	143,013	(100,352)	(70)%
Less: net income attributable to non-controlling interests	2,687	15,402	(12,715)	(83)%
Net income attributable to Shoals Technologies Group, Inc.	$39,974	$127,611	$(87,637)	(69)%

Comparison of the years ended December 31, 2023 and 2022
Revenue
Revenue increased by $162.0 million, or 50%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, driven by higher sales volumes as a result of increased demand for solar EBOS generally and our combine-as-you-go system solutions specifically. Our total number of customers, along with the number of combine-as-you-go system solutions projects, increased during the year ended December 31, 2023 as compared to the year ended December 31, 2022. We believe expanding customer recognition of the benefits of our combine-as-you-go system solutions resulted in increased demand for our products.
Cost of Revenue and Gross Profit
Cost of revenue increased by $125.0 million, or 64%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, driven by $61.7 million of wire insulation shrinkback expense recorded during the year ended December 31, 2023. The remaining increase is driven by the increase in revenue. Gross profit as a percentage of revenue was 34.4% and 40.2%, respectively, during the years ended December 31, 2023 and 2022. The decrease in gross profit as a percentage of revenue was driven by the increase in wire insulation shrinkback expense and was offset by a higher portion of overall revenue coming from our combine-as-you-go system solutions, which carry higher margins than our other products, slightly lower raw materials input costs, increased leverage on fixed costs, and efficiencies gained in operations.

Operating Expenses
General and Administrative
General and administrative expenses increased $24.8 million, or 44%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in general and administrative expenses was the result of an increase in wages, benefits and related taxes of $9.9 million due to increased employee headcount to support our growth, as well as an increase in equity-based compensation of $4.1 million related to termination of our former CEO for disability and an increase in employee headcount, and an increase in professional fees of $7.3 million, related to a $3.3 million increase in legal fees incurred in connection with the ongoing patent infringement litigation, a $1.3 million increase in legal fees related to wire insulation shrinkback litigation, and $2.7 million of other miscellaneous professional services.
Depreciation and Amortization
Depreciation and amortization expense decreased by $0.5 million, or 6%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to definite lived intangible assets that became fully amortized during 2022 and 2023.
Interest Expense
Interest expense, net increased by $5.6 million or 30%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to increased borrowing rates. During 2022 and 2023, the Federal Reserve increased interest rates resulting in higher interest rates associated with our Senior Secured Credit Agreement. The increase in interest expense was offset by a decrease in the weighted average outstanding balance of the Revolving Credit Facility and Term Loan Facility during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Payable Pursuant to the Tax Receivable Agreement Adjustment
Payable pursuant to the TRA adjustment decreased $6.7 million or 100% for the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to termination and settlement of the TRA on December 6, 2022.
Gain on Termination of Tax Receivable Agreement
Gain on termination of TRA for the year ended December 31, 2022 totaled $110.9 million, which is equal to the difference between the carrying value of the payable pursuant to the TRA recorded as of the date of amendment to the TRA, which permitted its termination, net of related fees. There was no gain on termination of TRA for the year ended December 31, 2023.
Income Tax Expense
Income tax expense was $12.3 million for the year ended December 31, 2023 as compared to income tax expense of $9.0 million for the year ended December 31, 2022. Our effective income tax rate for the year ended December 31, 2023 and 2022 was 22.3% and 5.9%, respectively. The increase in the effective income tax rate was due to a reduction in permanent differences as a result of net income attributable to non-controlling interests, as well as the gain on termination of TRA recorded during 2022, and an increase in the valuation allowance during 2023 compared to a decrease in the valuation allowance during 2022. These increases were offset by a decrease related to the elimination of the Up-C structure on July 1, 2023, as discussed in more detail in 17 - Income Taxes.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)

We define Adjusted Gross Profit as gross profit plus wire insulation shrinkback expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income plus (i) interest expense, net, (ii) income tax expense, (iii) depreciation expense, (iv) amortization of intangibles, (v) payable pursuant to the TRA adjustment, (vi) gain on termination of TRA, (vii) loss on debt repayment, (viii) equity-based compensation, (ix) acquisition-related expenses, (x) COVID-19 expenses, (xi) non-recurring and other expenses, (xii), wire insulation shrinkback expenses, and (xiii) wire insulation shrinkback litigation expenses. We define Adjusted Net Income as net income attributable to Shoals Technologies Group, Inc. plus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) adjustment to the provision for income tax, (iii) amortization of intangibles, (iv) amortization of deferred financing costs, (v) payable pursuant to the TRA adjustment, (vi) gain on termination of TRA, (vii) loss on debt repayment, (viii) equity-based compensation, (ix) acquisition-related expenses, (x) COVID-19 expenses, (xi) non-recurring and other expenses, (xii) wire insulation shrinkback expenses, and (xiii) wire insulation shrinkback litigation expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding Class B common stock for Class A common stock as of the beginning of the earliest period presented.
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

Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue	$488,939	$326,940	$213,212
Cost of revenue	320,635	195,629	130,567
Gross profit	$168,304	$131,311	$82,645
Gross profit percentage	34.4%	40.2%	38.8%

Wire insulation shrinkback expenses (a)	$61,705	$—	$—
Adjusted gross profit	$230,009	$131,311	$82,645
Adjusted gross profit percentage	47.0%	40.2%	38.8%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$42,661	$143,013	$3,944
Interest expense, net	24,100	18,538	14,549
Income tax expense	12,274	8,987	86
Depreciation expense	2,612	1,858	1,701
Amortization of intangibles	7,917	8,651	8,352
Payable pursuant to the TRA adjustment (b)	—	6,675	1,663
Gain on termination of TRA	—	(110,883)	—
Loss on debt repayment	—	—	15,990
Equity-based compensation	20,862	16,108	11,286
Acquisition-related expenses	—	42	2,349
COVID-19 expenses (c)	—	—	339
Non-recurring and other expenses (d)	—	—	2,598
Wire insulation shrinkback expenses (a)	61,705	—	—
Wire insulation shrinkback litigation expenses (e)	1,260	—	—
Adjusted EBITDA	$173,391	$92,989	$62,857

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to Shoals Technologies Group, Inc.	$39,974	$127,611	$2,348
Net income impact from assumed exchange of Class B common stock to Class A common stock (f)	2,687	15,402	1,596
Adjustment to the provision for income tax (g)	(653)	(3,726)	(456)
Tax effected net income	42,008	139,287	3,488
Amortization of intangibles	7,917	8,651	8,352
Amortization of deferred financing costs	2,165	1,365	1,230
Payable pursuant to the TRA adjustment (b)	—	6,675	1,663
Gain on termination of TRA	—	(110,883)	—
Loss on debt repayment	—	—	15,990
Equity-based compensation	20,862	16,108	11,286
Acquisition-related expenses	—	42	2,349
COVID-19 expenses (c)	—	—	339
Non-recurring and other expenses (d)	—	—	2,598
Wire insulation shrinkback expenses (a)	61,705	—	—
Wire insulation shrinkback litigation expenses (e)	1,260	—	—
Tax impact of adjustments (h)	(24,604)	1,158	(11,381)
Adjusted Net Income	$111,313	$62,403	$35,914
(a) For the year ended December 31, 2023 represents, (i) $59.1 million wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, and (ii) $2.6 million of inventory write-downs of the defective red wire. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses as well as the write-down of related inventory distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business and normal write-downs of inventory, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 9 - Warranty Liability, in our consolidated financial statements included in this Annual Report on Form 10-K for more information.
(b) Represents an adjustment to eliminate the adjustment of the payable pursuant to the TRA.
(c)    Represents costs incurred as a direct impact from the COVID-19 pandemic, disinfecting and reconfiguration of facilities, medical professionals to conduct daily screenings of employees and direct legal costs associated with the pandemic.
(d)    Represents certain costs associated with non-recurring professional services, our prior private equity owners’ expenses and other costs.
(e)    For the year ended December 31, 2023 represents $1.3 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective red wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 16 - Commitments and Contingencies, in our consolidated financial statements included in this Annual Report on Form 10-K for more information.
(f)    Reflects net income to Class A common stock from assumed exchange of corresponding shares of our Class B common stock held by our founder and management.
(g)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes. The adjustment to the provision for income tax reflects the effective tax rates below, assuming Shoals Technologies Group, Inc. owned 100% of the units in Shoals Parent LLC prior to March 10, 2023.

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%
Permanent adjustments	1.9%	0.2%	1.2%
State and local taxes (net of federal benefit)	3.3%	3.0%	6.4%
Effective income tax rate for Adjusted Net Income	26.2%	24.2%	28.6%
(h)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Year Ended December 31,
	2023	2022	2021
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	164,504	114,803	99,507
Assumed exchange of Class B common stock to Class A common stock	5,698	52,828	67,429
Adjusted diluted weighted average shares outstanding	170,202	167,631	166,936

Adjusted Net Income	$111,313	$62,403	$35,914
Adjusted Diluted EPS	$0.65	$0.37	$0.22

Liquidity and Capital Resources
We finance our operations primarily with operating cash flows and current and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross profits as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows and availability under our Revolving Credit Facility will be sufficient to meet our near and long-term future cash needs.
We generated cash from operating activities of $92.0 million during the year ended December 31, 2023, as compared to cash provided by (used in) operating activities of $39.5 million and $(4.1) million, respectively, during the years ended December 31, 2022 and 2021. As of December 31, 2023, our cash and cash equivalents were $22.7 million, an increase from $8.8 million as of December 31, 2022. As of December 31, 2023 we had outstanding borrowings of $183.8 million, a decrease from $243.3 million as of December 31, 2022. As of December 31, 2023 we also had $109.7 million available for additional borrowings under our $150.0 million Revolving Credit Facility.
On December 27, 2023 and January 19, 2024 we used proceeds from the Revolving Credit Facility and cash on hand to make $50.0 million and $100.0 million, respectively, voluntary prepayments of outstanding borrowings under the Term Loan Facility. Following the January prepayment, we had outstanding borrowings of $168.8 million and $24.7 million available for additional borrowings under our Revolving Credit Facility.
In 2023, we also used approximately $4.7 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. We expect to continue spending significant amounts of cash in connection thereof. For more information, see Note 9 - Warranty Liability in our consolidated financial statements.

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$91,955	$39,455	$(4,083)
Net cash used in investing activities	(10,847)	(3,657)	(17,035)
Net cash provided by (used in) financing activities	(67,167)	(36,589)	20,602
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,941	$(791)	$(516)

Operating Activities
For the year ended December 31, 2023, cash provided by operating activities was $92.0 million, due to operating results that included $42.7 million of net income, which included $109.8 million of non-cash expense, along with an increase of $9.6 million in accounts payable and accrued expenses and other, and a decrease of $15.0 million in inventory. These cash inflows were partially offset by an increase of $80.3 million in accounts receivable and unbilled receivables, which is primarily driven by an increase in revenues, $5.2 million cash outflow related to warranty liability and a decrease of $1.0 million in deferred revenue.
For the year ended December 31, 2022, cash provided by operating activities was $39.5 million, due to operating results that included $143.0 million of net income, which included $65.6 million of non-cash income, an increase of $21.4 million in deferred revenue, and an increase of $10.7 million in accrued expenses and other. These cash inflows were partially offset by an increase in inventory of $36.9 million as a result of increasing our raw materials inventory to support growth and reduce the likelihood of supply chain issues from our raw materials suppliers, an increase of $22.4 million in accounts receivable and unbilled receivables, which is primarily driven by an increase in revenues, and a decrease of $11.0 million in accounts payable.
Investing Activities
For the year ended December 31, 2023, net cash used in investing activities was $10.8 million, of which $10.6 million was attributable to the purchase of property and equipment.
For the year ended December 31, 2022, net cash used in investing activities was $3.7 million, of which $3.2 million was attributable to the purchase of property and equipment.
Financing Activities
For the year ended December 31, 2023, net cash used in financing activities was $67.2 million, due to $51.5 million in payments on the Term Loan, $8.0 million in net payments on the Revolving Credit Facility, $2.6 million in distributions to our non-controlling interest holders and $3.9 million in taxes related to net share settled equity awards.

For the year ended December 31, 2022, net cash used in financing activities was $36.6 million, primarily due to $58.0 million paid to terminate the TRA, as discussed in Note 18 of the consolidated financial statements, plus related fees of $1.9 million, $2.0 million in payments on the Term Loan, $7.1 million in net payments on the Revolving Credit Facility, $7.8 million in distributions to our non-controlling interest holders, $1.5 million of offering costs, and $1.3 million in taxes related to net share settled equity awards. These cash outflows are partially offset by $42.9 million received in connection with the issuance of Class A common stock sold in follow-on offering, net of underwriting discounts and commissions.
A discussion and analysis covering historical cash flows for the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Debt Obligations
For a discussion of our debt obligations see Note 10 - Long-Term Debt in our consolidated financial statements included in this Annual Report on Form 10-K.
Surety Bonds
For a discussion of our surety bond obligations see Note 16 - Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K.
Product Warranty
For a discussion of our product warranties see Note 9 - Warranty Liability in our consolidated financial statements included in this Annual Report on Form 10-K.

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
Revenue Recognition
We primarily recognize revenue over time as a result of the continuous transfer of control of our product to the customer using the output method based on units manufactured. This continuous transfer of control to the customer is supported by clauses in the contracts that provide right to payment of the transaction price associated with work performed to date on products that do not have an alternative use. We believe that recognizing revenue using the output method based on units manufactured best depicts the extent of transfer of control to the customer. If revenue were recognized at a point in time rather than over time, then for the year ended December 31, 2023, net income would be $17.1 million lower, and EPS - basic and diluted would decrease by $0.10.

In certain instances the promised goods do have an alternative use. In these instances we recognize revenue when the customer obtains control of the product. Contracts of this nature typically include customer acceptance clauses, which results in revenue recognition occurring upon customer acceptance.
Depending on the size of project, the manufacturing process generally takes from less than one week to four months to complete production. The accounting for each contract involves a judgmental process of estimating total sales, costs, and profit for each performance obligation. Cost of revenue is recognized based on the unit of production. The amount reported as revenue is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of revenue.
We have elected to adopt certain practical expedients and exemptions as allowed under the revenue recognition guidance such as (i) recording sales commissions as incurred because the amortization period is less than one year, (ii) excluding any collected sales tax amounts from the calculation of revenue, and (iii) accounting for shipping and handling activities that are incurred after the customer has obtained control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated.
Payable Pursuant to the Tax Receivable Agreement
As discussed in Note 18 to the consolidated financial statements, we were party to a TRA, dated January 29, 2021, under which we were contractually committed to pay the TRA Owners 85% of the amount of the tax benefits, if any, that we were deemed to realize, as a result of certain transactions. Amounts payable under the TRA were contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws.
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
As of the effective date of the TRA Amendment, we concluded it was probable that the expected payments related to the payable pursuant to the TRA had changed. As a result of this change, the Company remeasured the payable pursuant to the TRA to $58.0 million. We analyzed the relevant accounting guidance and considered the nature of the TRA termination and the involved parties in order to determine if the transaction should be recorded as a gain in the Consolidated Statement of Operations or as a stockholder contribution. Ultimately, we determined that, despite the involvement of the Company’s founder, the transaction was performed at arm's length, both parties received the same payment based upon ownership percentage, and therefore, the gain should be recorded in the Consolidated Statement of Operations as of the effective date of the TRA Amendment. If the transaction had been accounted for as a stockholder contribution rather than a gain in the Consolidated Statement of Operations, then for the year ended December 31, 2022 net income would have been $110.9 million lower, EPS - basic would have decreased by $0.96 and EPS - diluted would have decreased by $0.70.
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
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of operations. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2023, we had $468.2 million of deferred tax assets, net of a $1.0 million valuation allowance related to land and other non-amortizable intangibles. Other than the valuation allowance related to land and other non-amortizable intangibles, we expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would increase our valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
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
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of wire insulation shrinkback. Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective red wire manufactured by Prysmian. As of December 31, 2023, based on the Company’s continued analysis, which included better visibility into the scope of affected sites and potential solutions, including identification, repair and replacement of harnesses, the Company determined that a potential range of loss was both probable and reasonably estimable and updated its estimate of potential losses from previously provided estimates. Based on the Company’s continued analysis of information available as of the date of this Annual Report, the estimate of potential losses remains unchanged from the estimate provided as of September 30, 2023. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company has recorded a warranty liability and related expense representing the low end of the range of potential loss of $59.7 million. The high-end of the range of potential loss is $184.9 million, which is $125.2 million higher than the amount we have recorded. As of December 31, 2023, the Company recorded a warranty liability of $54.9 million related to this matter. The Company recorded total warranty expense related to this matter of $59.2 million and $0.5 million, respectively, during years ended December 31, 2023 and 2022.

The estimated range is based on several assumptions, including the potential magnitude of EPC’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. These assumptions are highly subjective and require significant management judgment. As a result, these assumptions could prove to be materially different from our current estimate, causing us to incur substantial unanticipated expense to identify, repair or replace the defective wire or to compensate customers. As additional information has become available or becomes available, the Company has increased and may continue to increase or decrease its estimated warranty liability and related expense from its current estimate, and such increase or decrease may be material.
As of December 31, 2023, a 10% increase in harness installation costs, failure rate, materials replacement cost, and inspection costs would have resulted in an increase of the low end of the range of potential losses of $2.4 million, $1.2 million, $1.4 million, and $0.6 million, respectively. A 10% increase in harness installation costs and materials replacement cost would have resulted in an increase of the high end of the range of potential loss of $12.0 million and $5.8 million, respectively. Additionally, changes to the planned remediation method could also have a material impact on the warranty liability.

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
Concentrations of Major Customers
Our customers include EPCs, utilities, solar developers, and solar module manufacturers, but we derive the majority of our revenue from the sale of products to EPCs. Our EPC customers typically construct multiple projects for several different owners. One customer contributed approximately 36.3% of our total revenue for the year ended December 31, 2023 and 37.5% of accounts receivable as of December 31, 2023. Our five largest customers contributed approximately 56.9% of our total revenue for the year ended December 31, 2023 and 65.5% of accounts receivable as of December 31, 2023. The majority of our contracts require customer deposits ranging from 10 to 20% of the contract value. We continually evaluate our reserves for potential credit losses and establish reserves for such losses. The loss of this large customer or any significant customer could have a material adverse effect on our financial conditions and results of operations.
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
Interest Rate Risk
As of December 31, 2023, our long-term debt totaled $183.8 million. We have interest rate exposure with respect to the entire balance as it is all variable interest rate debt. A 100 basis point increase/decrease in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.8 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
BDO USA, P.C, the independent registered public accounting firm that audited our financial statements included elsewhere in this Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears in "Item 8. Financial Statements and Supplementary Data" and is incorporated by reference to this Item 9A.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Director Appointment
On February 27, 2024, the Board appointed Brandon Moss, the Company’s Chief Executive Officer, as a member of the Board based on Mr. Moss’s skills, qualifications and contributions to the Company and the Board since he began serving as Chief Executive Officer. Mr. Moss will serve as a Class III director until the Company’s Annual Meeting of Stockholders to be held in 2024, and until such time as his successor is duly elected and qualified, or until his earlier death, resignation or removal. In connection with Mr. Moss’s appointment the Board increased the number of directors on the Board from seven to eight.
The Company is not aware of any related party transactions or relationships between Mr. Moss and the Company that would require disclosure under Item 404(a) of Regulation S-K. Mr. Moss was not appointed as a director based on any arrangement or understanding between Mr. Moss and any other persons.
CAO Appointment
On February 27, 2024, the Company appointed Inez Lund as its Chief Accounting Officer, effective March 1, 2024. In this position, Ms. Lund will assume the role of the Company’s principal accounting officer from Dominic Bardos, who will continue to serve as the Company’s Chief Financial Officer.
Ms. Lund, age 58, has most recently served as the Company’s Controller since December 2021, and initially joined the Company in May 2021 as Tax Director. Before joining the Company, Ms. Lund was Senior Manager, Global Compliance and Reporting at Ernst & Young LLP between December 2019 and May 2021. From September 2014 to December 2019, Ms. Lund held several positions with American International Group, Inc., including Associate Director of Tax and Manager, AIG Global Investments Tax Group. Ms. Lund earned a Master’s degree in Professional Accountancy and a Bachelor’s degree in Accounting from University of Nebraska, Lincoln.
In connection with Ms. Lund’s appointment as Chief Accounting Officer of the Company, the Board has approved the following compensation for Ms. Lund, effective as of March 1, 2024: (i) an annual base salary of $300,000; (ii) an annual bonus with a target opportunity equal to 50% of base salary; and (iii) an equity award with respect to fiscal year 2024, with a target value equal to $205,000. The foregoing equity award will be granted in the form approved by the Compensation Committee of the Board under, and subject to, the terms and conditions of the Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan, and will vest in accordance with the applicable award agreements. Ms. Lund will also be entitled to participate in the Shoals Technologies Group, Inc. Executive Severance Plan.
Ms. Lund does not have any family relationships with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company. The Company is not aware of any related transactions or relationships between Ms. Lund and the Company that would require disclosure under Item 404(a) of Regulation S-K. There are no arrangements or understandings between Ms. Lund and any other person pursuant to which Ms. Lund was selected as an officer of the Company.

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
(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
4.1	Description of Registered Securities	10-K	3/11/2022	4.1
10.1†	Employment Agreement, effective as of October 3, 2022, by and between Dominic Bardos and Shoals Technologies Group, LLC	10-Q	11/14/2022	10.1
10.2	Tax Receivable Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Shoals Parent LLC and the other parties	8-K	1/29/2021	10.1
10.3	Tax Receivable Agreement Amendment, dated as of November 29, 2022, by and among Shoals Technologies Group, Inc. and the other parties thereto	8-K	11/30/2022	10.1
10.4	Third Amended and Restated Limited Liability Company Agreement, dated as of January 29, 2021, by and among Shoals Parent LLC, Dean Solon and Shoals Management	8-K	1/29/2021	10.3
10.5	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Shoals Parent LLC, dated December 6, 2022	8-K	12/6/2022	10.1
10.6	Registration Rights Agreement, dated January 29, 2021 by and among Shoals Technologies Group, Inc. and certain holders identified therein	8-K	1/29/2021	4.1
10.7†	Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan	S-8	1/29/2021	10.1
10.8†	Form of RSU Grant Notice and Award Agreement (Employees)	S-8	1/29/2021	10.2
10.9†	Form of RSU Grant Notice and Award Agreement (Directors)	S-8	1/29/2021	10.3
10.10†	Form of RSU Grant Notice and Award Agreement	10-Q	5/8/2023	10.3
10.11†	Form of PSU Grant Notice and Award Agreement	10-Q	5/8/2023	10.4
10.12†*	Form of RSU Grant Notice and Award Agreement (Tier A)
10.13†*	Form of PSU Grant Notice and Award Agreement (Tier A)
10.14†	Form of Director and Officer Indemnification Agreement	S-1/A	1/25/2021	10.5
10.15	Stockholders’ Agreement, dated as of January 29, 2021 by and among Shoals Technologies Group, Inc., Oaktree Power Opportunities Fund IV (Delaware) Holdings, LP, Solon Holdco I, GP, Solon Holdco II, GP, Dean Solon and Shoals Management Holdings LLC	8-K	1/29/2021	10.2

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
10.16†	Employment Agreement, effective as of December 18, 2020, by and between Jason Whitaker and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.9
10.17†	Employment Agreement, effective as of December 31, 2020, by and between Mehgan Peetz and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.11
10.18†	Separation Agreement, dated February 24, 2023, by and between Jason Whitaker and Shoals Technologies Group, Inc.	8-K	2/27/2023	10.1
10.19†	Shoals Technologies Group, Inc. Executive Severance Plan	8-K	2/27/2023	10.2
10.20†	Offer Letter, dated as of June 11, 2023, by and between Brandon Moss and Shoals Technologies Group, Inc.	8-K	6/14/2023	10.1
10.21	Amendment No. 2, dated as of December 30, 2020, to the Credit Agreement, dated as of November 25, 2020, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A. and Guggenheim Securities, LLC, as lead arrangers and bookrunners	S-1/A	1/25/2021	10.1
10.22	Amendment No. 3 to Credit Agreement, dated as of November 10, 2022, between Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A.	10-Q	11/10/2021	10.1
10.23	Amendment No. 5 to Credit Agreement, dated as of May 2, 2022, between Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Revolving Facility Administrative Agent and each L/C Issuer and lender	8-K	5/5/2022	10.1
10.24*†	Offer Letter, dated December 12, 2022, by and between Jeffery Tolnar and Shoals Technologies Group, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO USA, P.C., as to Shoals Technologies Group, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
97.1*	Shoals Technologies Group, Inc. Clawback and Recoupment Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

________
* Filed herewith
** Furnished herewith
† Indicates a management contract or compensatory plan.

Item 16. Form 10–K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2024.

Shoals Technologies Group, Inc.

By:	/s/ Brandon Moss
	Name:	Brandon Moss
	Title:	Chief Executive Officer and Director

* * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Brandon Moss	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2024
Brandon Moss

/s/ Dominic Bardos	Chief Financial Officer	February 28, 2024
Dominic Bardos	(Principal Financial and Accounting Officer)

/s/ Brad Forth	Chair of the Board of Directors	February 28, 2024
Brad Forth

/s/ Ty Daul	Member of the Board of Directors	February 28, 2024
Ty Daul

/s/ Lori Sundberg	Member of the Board of Directors	February 28, 2024
Lori Sundberg

/s/ Toni Volpe	Member of the Board of Directors	February 28, 2024
Toni Volpe

/s/ Peter Wilver	Member of the Board of Directors	February 28, 2024
Peter Wilver

/s/ Jeannette Mills	Member of the Board of Directors	February 28, 2024
Jeannette Mills

/s/ Robert Julian	Member of the Board of Directors	February 28, 2024
Robert Julian

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Shoals Technologies Group, Inc.
Portland, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Shoals Technologies Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in members’ / stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Warranty Liability related to Wire Insulation Shrinkback
As described in Note 9 to the consolidated financial statements, the Company has been notified by certain customers that a subset of wire harnesses used in its electrical balance of systems (“EBOS”) solutions is presenting unacceptable levels of pull back of wire insulation at connection points (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective red wire from a specific manufacturer. As of December 31, 2023, the Company recorded a warranty liability related to this matter of $54.9 million.
We identified the warranty liability related to the wire insulation shrinkback as a critical audit matter because of certain significant assumptions used by management to estimate the warranty liability, specifically, the magnitude of engineering, procurement, and construction firms’ (“EPC’s”) labor costs, estimated failure rates, and planned remediation methods. Auditing these assumptions involved especially complex and subjective auditor judgment due to the nature and extent of audit effort required to address this matter.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the time period associated with the defective red wire and verifying the sites included in management’s estimate are within the affected time period.
•Verifying a sample of sites included in management’s estimate to confirm the accuracy of the number of harnesses and affected wire.
•Vouching the EPC’s labor rates to external quotes. Recalculating the estimated labor costs using labor rates and the number of impacted harnesses and evaluating the impact on the liability calculation.
•For a sample of sites, agreeing the failure rates to external inspection reports and testing the impact of those on the liability calculation.
•Evaluating management’s designation of planned remediation methods across the population of affected sites.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2017.
Austin, Texas
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Shoals Technologies Group, Inc.
Portland, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Shoals Technologies Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in members’ / stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
Austin, Texas
February 28, 2024

Shoals Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except shares and par value)

	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$22,707	$8,766
Accounts receivable, net	107,118	50,575
Unbilled receivables	40,136	16,713
Inventory, net	52,804	72,854
Other current assets	4,421	4,632
Total Current Assets	227,186	153,540
Property, plant and equipment, net	24,836	16,870
Goodwill	69,941	69,941
Other intangible assets, net	48,668	56,585
Deferred tax assets	468,195	291,634
Other assets	5,167	6,325
Total Assets	$843,993	$594,895

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$14,396	$9,481
Accrued expenses and other	22,907	17,322
Warranty liability—current portion	31,099	560
Deferred revenue	22,228	23,259
Long-term debt—current portion	2,000	2,000
Total Current Liabilities	92,630	52,622
Revolving line of credit	40,000	48,000
Long-term debt, less current portion	139,445	189,063
Warranty liability, less current portion	23,815	—
Other long-term liabilities	3,107	4,221
Total Liabilities	298,997	293,906
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 170,117,289 and 137,904,663 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	1
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; none and 31,419,913 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	1
Additional paid-in capital	470,542	256,894
Accumulated earnings	74,452	34,478
Total stockholders’ equity attributable to Shoals Technologies Group, Inc.	544,996	291,374
Non-controlling interests	—	9,615
Total stockholders' equity	544,996	300,989
Total Liabilities and Stockholders’ Equity	$843,993	$594,895
See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$488,939	$326,940	$213,212
Cost of revenue	320,635	195,629	130,567
Gross profit	168,304	131,311	82,645
Operating expenses
General and administrative expenses	80,719	55,908	37,893
Depreciation and amortization	8,550	9,073	8,520
Total operating expenses	89,269	64,981	46,413
Income from operations	79,035	66,330	36,232
Interest expense, net	(24,100)	(18,538)	(14,549)
Payable pursuant to the tax receivable agreement adjustment	—	(6,675)	(1,663)
Gain on termination of tax receivable agreement	—	110,883	—
Loss on debt repayment	—	—	(15,990)
Income before income taxes	54,935	152,000	4,030
Income tax expense	(12,274)	(8,987)	(86)
Net income	42,661	143,013	3,944
Less: net income attributable to non-controlling interests	2,687	15,402	1,596
Net income attributable to Shoals Technologies Group, Inc.	$39,974	$127,611	$2,348

	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from January 27, 2021 to December 31, 2021
Earnings (Loss) per share of Class A common stock:
Basic	$0.24	$1.11	$(0.00)
Diluted	$0.24	$0.85	$(0.00)
Weighted average shares of Class A common stock outstanding:
Basic	164,165	114,495	99,269
Diluted	164,504	167,631	99,269

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit)
(in thousands, except shares)

	Members' Equity (Deficit)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$(184,123)	—	$—	—	$—	$—	$—	$—	$(184,123)
Net income prior to the Organizational Transactions	2,675	—	—	—	—	—	—	—	2,675
Effect of Organizational Transactions	181,448	81,977,751	1	78,300,817	1	—	(92,806)	(88,644)	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions and offering costs	—	11,550,000	—	(5,234,210)	—	69,939	—	70,976	140,915
Activity subsequent to the Organizational Transactions:
Deferred tax adjustments related to Tax Receivable Agreements	—	—	—	—	—	20,997	—	—	20,997
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts and commissions	—	10,402,086	—	—	—	281,064	—	—	281,064
Purchase of LLC Interests and Class B common stock	—	—	—	(10,402,086)	—	(281,064)	—	—	(281,064)
Exchange of Class B to Class A common stock	—	7,870,042	—	(7,870,042)	—	—	—	—	—
Deferred tax adjustment related to ConnectPV LLC conversion	—	—	—	—	—	(238)	—	—	(238)
Issuance of Class A common stock in connection with an acquisition	—	209,437	—	—	—	6,500	—	—	6,500
Net income	—	—	—	—	—	—	(327)	1,596	1,269
Equity-based compensation	—	—	—	—	—	9,481	—	—	9,481
Activity under stock compensation plan	—	—	—	—	—	(3,755)	—	3,618	(137)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,837)	(4,837)

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (continued)
(in thousands, except shares)

	Members' Equity (Deficit)	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

		Shares	Amount	Shares	Amount
Vesting of restricted stock units	—	40,665	—	—	—	—	—	—	—
Reallocation of non-controlling interests	—	—	—	—	—	(7,240)	—	7,240	—
Balance at December 31, 2021	—	112,049,981	1	54,794,479	1	95,684	(93,133)	(10,051)	(7,498)
Net income	—	—	—	—	—	—	127,611	15,402	143,013
Equity-based compensation	—	—	—	—	—	17,913	—	—	17,913
Activity under equity-based compensation plan	—	—	—	—	—	(6,719)	—	5,422	(1,297)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,762)	(7,762)
Vesting of restricted stock units	—	480,116	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock	—	23,374,566	—	(23,374,566)	—	115,396	—	—	115,396
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts and commissions and offering costs	—	2,000,000	—	—	—	41,224	—	—	41,224
Reallocation of non-controlling interests	—	—	—	—	—	(6,604)	—	6,604	—
Balance at December 31, 2022	—	137,904,663	1	31,419,913	1	256,894	34,478	9,615	300,989
Net income	—	—	—	—	—	—	39,974	2,687	42,661
Equity-based compensation	—	—	—	—	—	20,862	—	—	20,862
Activity under equity-based compensation plan	—	—	—	—	—	(4,567)	—	687	(3,880)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,628)	(2,628)
Vesting of restricted / performance stock units	—	792,713	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock, net	—	31,419,913	1	(31,419,913)	(1)	186,745	—	—	186,745
Reallocation of non-controlling interests	—	—	—	—	—	10,361	—	(10,361)	—
Elimination of the umbrella-partnership C corporation structure	—	—	—	—	—	247	—	—	247
Balance at December 31, 2023	$—	170,117,289	$2	—	$—	$470,542	$74,452	$—	$544,996

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income	$42,661	$143,013	$3,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,529	10,509	10,053
Amortization/write off of deferred financing costs	2,165	1,365	5,969
Equity-based compensation	20,862	16,108	11,286
Provision for credit losses	296	200	—
Provision for obsolete or slow-moving inventory	5,041	2,073	(1,418)
Provision for warranty expense	59,556	560	60
Deferred taxes	11,334	8,406	(1,476)
Payable pursuant to the tax receivable agreement adjustment	—	6,675	1,663
Gain on termination of tax receivable agreement	—	(110,883)	—
Gain on sale of assets	—	—	52
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	(56,839)	(19,207)	818
Unbilled receivables	(23,423)	(3,180)	(9,739)
Inventory	15,009	(36,927)	(17,188)
Other assets	1,355	244	341
Accounts payable	5,171	(11,029)	(3,877)
Accrued expenses and other	4,471	10,110	(6,239)
Warranty liability	(5,202)	—	—
Deferred revenue	(1,031)	21,418	1,668
Net Cash Provided by (Used in) Operating Activities	91,955	39,455	(4,083)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(10,578)	(3,154)	(4,126)
Acquisition of a business, net of cash acquired	—	—	(12,909)
Other	(269)	(503)	—
Net Cash Used in Investing Activities	(10,847)	(3,657)	(17,035)
Cash Flows from Financing Activities
Distributions to non-controlling interests	(2,628)	(7,762)	(4,837)
Employee withholding taxes related to net settled equity awards	(3,880)	(1,297)	(137)
Deferred financing costs	—	—	(94)
Payments on term loan facility	(51,500)	(2,000)	(152,750)
Proceeds from revolving credit facility	45,000	46,000	49,140
Repayments of revolving credit facility	(53,000)	(53,140)	(14,000)
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	—	278,833
Purchase of LLC Interests with proceeds from IPO	—	—	(124,312)
Proceeds from issuance of Class A common stock in follow-on offering, net of underwriting discounts and commissions	—	42,943	281,064

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Purchase of LLC Interests with proceeds from follow-on offering	—	—	(281,064)
Payment of debt assumed in acquisition	—	—	(1,537)
Deferred offering costs	(1,159)	(1,463)	(9,704)
Early termination payment of tax receivable agreement	—	(58,000)	—
Payment of fees for tax receivable agreement termination	—	(1,870)	—
Net Cash Provided by (Used in) Financing Activities	(67,167)	(36,589)	20,602
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	13,941	(791)	(516)
Cash, Cash Equivalents and Restricted Cash—Beginning of Period	8,766	9,557	10,073
Cash, Cash Equivalents and Restricted Cash—End of Period	$22,707	$8,766	$9,557

	Year Ended December 31,
	2023	2022	2021
Supplemental Cash Flows Information:
Cash paid for interest	$23,104	$12,840	$10,809
Cash paid for taxes	$1,324	$786	$1,190
Non-cash investing and financing activities:
Reclassification of deferred offering costs to additional paid-in capital	$—	$—	$3,902
Recording of deferred tax assets related to exchanges of Class B common stock to Class A common stock	$187,648	$123,157	$187,915
Recording of amounts payable pursuant to tax receivable agreement	$—	$7,761	$154,711
Capital contribution related to tax receivable agreement exchanges of Class B common stock to Class A common stock	$187,648	$115,396	$27,011
Income tax receivable from merger due to former owner	$—	$—	$3,842
Deferred tax asset and additional paid-in capital from ConnectPV	$—	$—	$238
Class A common stock issued in ConnectPV acquisition	$—	$—	$6,500

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business
Shoals Technologies Group, Inc. (the “Company”) was formed as a Delaware corporation on November 4, 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related organizational transactions to carry on the business of Shoals Parent LLC and its subsidiaries (“Shoals Parent LLC”). Shoals Parent LLC was a Delaware limited liability company.
The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components for solar, battery storage and electric vehicle charging applications, selling to customers primarily in the United States as well as internationally.
Initial Public Offering and Organizational Transactions
On January 29, 2021, the Company completed an IPO of 11,550,000 shares of Class A common stock at a public offering price of $25.00 per share, including shares issued pursuant to the underwriters’ over-allotment option. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions of $9.9 million, which was used to purchase 6,315,790 newly-issued membership interests (“LLC Interests”) from Shoals Parent LLC and 5,234,210 LLC Interests from Dean Solon, our founder (the “Founder”), and Class B unit holder in Shoals Parent LLC at a price per interest equal to the IPO price of $25.00 per share.
In connection with the IPO, the Company and Shoals Parent LLC completed a series of transactions (the “Organizational Transactions”) including the following:
•the limited liability company agreement (the “LLC Agreement”) of Shoals Parent LLC was amended and restated to, among other things, (i) provide for a new single class of LLC Interests in Shoals Parent LLC, (ii) exchange all of the then existing membership interests of the holders of Shoals Parent LLC membership interests for LLC Interests and (iii) appoint the Company as the sole managing member of Shoals Parent LLC;
•the Company’s certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock with voting rights but no economic rights and (iii) issue 78,300,817 shares of Class B common stock to the former Class B and Class C members of Shoals Parent LLC (the “Continuing Equity Owners”) on a one-to-one basis with the number of LLC Interests they own; and
•the acquisition, by merger, of Shoals Investment CTB or the former Class A member of Shoals Parent LLC (the “Class A Shoals Equity Owners”), for which the Company issued 81,977,751 shares Class A common stock as merger consideration (the “Merger”).
Follow-On and Secondary Offerings
On July 16, 2021, the Company completed a secondary offering consisting of 4,989,692 shares of Class A common stock offered by the selling stockholders and 10,402,086 shares of Class A common stock offered by the Company. The Company used the proceeds of the sale of Class A common stock to purchase an equal number of LLC Interests and Class B common stock from our founder and management.
On December 6, 2022, the Company completed a secondary offering consisting of 27,900,000 shares of Class A common stock offered by the selling stockholders and 2,000,000 shares of Class A common stock offered by the Company. The Company used the proceeds of the sale of Class A common stock together with cash on hand, to make a payment of $58.0 million to terminate the Tax Receivable Agreement (“TRA”). See Note 18 - Payable Pursuant to the Tax Receivable Agreement.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

On March 10, 2023, the selling stockholders, which consisted of certain entities controlled by the Founder, completed a secondary offering consisting of 24,501,650 shares of Class A common stock. Following the closing of the secondary offering, the founder no longer owned any shares of our Class B common stock or LLC Interests. The Company did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders in this offering.
Termination of Tax Receivable Agreement
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
Entity Simplification
In March 2023, following the secondary offerings described above, all Continuing Equity Owners, exchanged all the LLC Interests and corresponding shares of Class B common stock of the Company beneficially owned by them into shares of Class A common stock of the Company. As a result, upon effectiveness of such exchanges, and prior to the July 1, 2023 contribution described below, all of the LLC Interests in Shoals Parent LLC were held by the Company, no other holders own LLC Interests and no Class B common stock is outstanding.
On July 1, 2023, the Company contributed 100% of its LLC Interests of Shoals Parent LLC to its wholly-owned subsidiary Shoals Intermediate Parent. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the umbrella-partnership C corporation structure (“Up-C structure”). Effective July 1, 2023, the Company owned 100% of Shoals Parent LLC together with its wholly-owned subsidiary, Shoals Intermediate Parent.
Following the elimination of the Up-C structure, effective December 31, 2023, the Company consummated an internal reorganization transaction whereby certain of the Company’s wholly-owned subsidiaries merged with and into other subsidiaries. As part of this reorganization, Shoals Parent LLC merged with and into Shoals Intermediate Parent, with Shoals Intermediate Parent as the surviving corporation.
As of December 31, 2023, Shoals Technologies Group, Inc. owns directly or indirectly four subsidiaries: Shoals Intermediate Parent, Shoals Technologies Group, LLC, Shoals International, LLC and Shoals Energy Spain, S.L.
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
Non-Controlling Interests

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The non-controlling interests on the consolidated statements of operations represented a portion of earnings or loss attributable to the economic interests in the Company’s former subsidiary, Shoals Parent LLC, formerly held by the Continuing Equity Owners. Non-controlling interests on the consolidated balance sheets represented the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of July 1, 2023, the Company, along with wholly-owned subsidiary Shoals Intermediate Parent, owned 100% of Shoals Parent LLC. Effective December 31, 2023, Shoals Parent LLC merged with and into Shoals Intermediate Parent with Shoals Intermediate Parent as the surviving corporation. See “Entity Simplification” in Note 1.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates include revenue recognition, allowance for credit losses, useful lives of property, plant and equipment and other intangible assets, impairment of long-lived assets, allowance for obsolete or slow moving inventory, payable pursuant to the TRA, valuation allowance on deferred tax assets, equity-based compensation expense and warranty liability.
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include cash on hand, cash held in demand deposit accounts, and all highly liquid financial instruments purchased with a maturity of three months or less.
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. Restricted cash is restricted as to withdrawal or use. Prior to the termination of the TRA, tax distributions paid by Shoals Parent LLC to the Company were restricted under the LLC Agreement for future payments under the TRA and totaled $4.6 million as of December 31, 2021. There was no restricted cash as of December 31, 2022 or December 31, 2023.
A reconciliation of cash, cash equivalents and restricted cash to the consolidated statements of cash flows is as follows (in thousands):

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$22,707	$8,766	$5,006
Restricted cash included in other current assets	—	—	—
Restricted cash included in other assets	—	—	4,551
Total cash, cash equivalents and restricted cash	$22,707	$8,766	$9,557

Accounts Receivable and Allowance for Credit Losses
Accounts receivable is comprised of amounts billed to customers, net of an allowance for credit losses. The allowance for credit losses is estimated by management and is based on historical experience, current conditions and reasonable forecasts. Periodically, management reviews the accounts receivable balances of its

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

customers and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed, although collection efforts may continue.
Unbilled Receivables
Unbilled receivables arise when the Company recognizes revenue for amounts which cannot yet be billed under terms of the contract with the customer.
Inventory
Inventories consist of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or net realizable value. Cost is calculated using the first-in first-out method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.
Property, Plant, and Equipment
Property, plant, and equipment acquired in acquisitions are recorded at fair value at the date of acquisition; all other property, plant and equipment are recorded at cost, net of accumulated depreciation. Improvements, betterments and replacements which significantly extend the life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred.
A gain or loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of accumulated depreciation, and the sales proceeds received. A gain or loss on an asset disposal is recognized in the period that the sale occurs.
Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Management determined there was no impairment for the years ended December 31, 2023, 2022 and 2021.
Goodwill
Goodwill is assessed using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting units to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.
The Company completes its annual goodwill impairment test as of October 1 each year. For the years ended December 31, 2023, 2022 and 2021, the Company performed a qualitative assessment of its goodwill and determined no impairment. Since the Company’s formation on May 9, 2017, the Company has not had any goodwill impairment.

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
Deferred Offering Costs
Deferred offering costs consist primarily of registration fees, filing fees, listing fees, specific legal and accounting costs and transfer agent fees, which are direct and incremental fees related to the IPO and secondary offerings.
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
Depending on the size of project, the manufacturing process generally takes from less than one week to four months to complete production. The accounting for each contract involves a judgmental process of estimating total sales, costs, and profit for each performance obligation. Cost of revenue is recognized based on the unit of production. The amount reported as revenue is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of revenue.
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
Shipping and Handling
The Company accounts for shipping and handling related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, payment by the Company’s customers for shipping and handling costs for delivery of the Company’s products are recorded as a component of revenue in the accompanying consolidated statements of operations. Shipping and handling expenses are included as a component of cost of revenue as incurred and totaled $5.2 million, $7.0 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Concentrations
The Company has cash deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on such amount and believes it is not subject to significant credit risk related to cash balances. As of December 31, 2023, $22.3 million of the Company’s bank balances were in excess of FDIC insurance limits.
The Company had the following revenue concentrations representing approximately 10% or more of revenue for the years ended December 31, 2023, 2022 and 2021 and related accounts receivable concentrations as of December 31, 2023 and 2022:

	2023		2022		2021
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %	Revenue %
Customer A	36.3%	37.5%	7.0%	8.4%	18.3%
Customer B	5.5%	3.9%	6.3%	5.1%	11.3%
Customer C	0.2%	3.8%	6.0%	12.6%	10.0%

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
Income Taxes
Pre-IPO Income Taxes
Shoals Parent LLC was treated as a partnership and was not subject to federal income tax; rather, Shoals Parent LLC’s taxable income was passed through to its members and subject to federal income tax at the member level.
Shoals Parent LLC and its subsidiary LLCs were generally not subject to state income tax; however, Shoals Technologies Group, LLC and Shoals Technologies, LLC paid various state and franchise taxes.
Post-IPO Income Taxes
The Company is taxed as a corporation for U.S. federal and state income tax purposes. Prior to July 1, 2023, the Company’s sole material asset was Shoals Parent LLC, which was a limited liability company that was taxed as a partnership for US federal and certain state and local income tax purposes. Shoals Parent LLC’s net taxable income and related tax credits, if any, were passed through to its members and included in the member’s tax returns.
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense financial statement caption in the accompanying consolidated statements of operations. The Company did not have any material interest and penalties during the years ended December 31, 2023, 2022 and 2021.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on each jurisdictions’ rules, beginning generally after the income tax returns are filed.
Product Warranty
The Company offers an assurance type warranty for its products against manufacturer defects and does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. Specific liabilities are established once an issue is identified with the amounts for such liabilities based on the estimated cost of correction. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary. As of December 31, 2023 and 2022 our estimated warranty liability was $54.9 million and $0.6 million, respectively.
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
Earnings (Loss) per Share (“EPS”)
Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as unvested restricted stock units, were exercised and converted into shares. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Advertising Expenses
Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2023, 2022 and 2021 were not material to our consolidated financial statements.
Research and Development Expenses
Research and development expenses are expensed as incurred. Research and development expenses for the years ended December 31, 2023, 2022 and 2021 were not material to our consolidated financial statements.
New Accounting Standards
Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires that contract assets and contract liabilities acquired in a business combination be recognized and measured in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year. The adoption of this standard on January 1, 2023 did not have an impact on the Company’s consolidated financial statements.
Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. For SEC registrants, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but does not anticipate the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.    Acquisition of ConnectPV
On August 26, 2021, the Company acquired 100% of the common stock of ConnectPV, Inc (“ConnectPV”). The acquisition of ConnectPV was accounted for as a business combination using the acquisition method of accounting. The aggregate purchase price was $13.8 million in cash (net of $0.8 million cash acquired) and 209,437 shares of Class A common stock valued at $6.5 million.
The cash portion of the purchase price was funded by borrowing under our Revolving Credit Facility (as defined in Note 10 - Long-Term Debt). The purchase price paid has been allocated to record the acquired assets and assumed liabilities based upon their estimated fair value. When determining the fair values of the assets acquired and assumed liabilities, management made significant estimates, judgements and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $19.8 million was recorded. The goodwill recognized was primarily attributable to the workforce and synergies related to the Company’s EBOS solutions and components business that are expected to arise from the ConnectPV acquisition.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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

Year Ended December 31,
2021
Revenue	$229,709
Net income	$3,305

4.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$107,877	$51,061
Less: allowance for credit losses	(759)	(486)
Accounts receivable, net	$107,118	$50,575

5.    Inventory
Inventory, net consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$57,608	$73,970
Work in process	1,111	1,023
Finished goods	654	785
Allowance for obsolete or slow-moving inventory	(6,569)	(2,924)
Inventory, net	$52,804	$72,854

The following table presents the change in the allowance for obsolete or slow-moving inventory balances (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2023	2022
Allowance balance, beginning of year	$(2,924)	$(897)
Provision	(5,041)	(2,073)
Write offs	1,396	46
Allowance balance, end of year	$(6,569)	$(2,924)

6.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2023	2022
Land	N/A	$840	$840
Building and land improvements	5-40	13,134	9,031
Machinery and equipment	3-5	17,528	12,371
Furniture and fixtures	3-7	2,766	1,787
Vehicles	5	125	125
		34,393	24,154
Less: accumulated depreciation		(9,557)	(7,284)
Property, plant and equipment, net		$24,836	$16,870

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $2.6 million, $1.9 million and $1.7 million, respectively. During the years ended December 31, 2023, 2022 and 2021, $2.0 million, $1.5 million and $1.5 million, respectively, of depreciation expense was allocated to cost of revenue and $0.6 million, $0.4 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.

7.    Goodwill and Other Intangible Assets
Goodwill
As of December 31, 2023 and 2022, goodwill totaled $69.9 million. Changes in the carrying amount of goodwill during the years ended December 31, 2023 and 2022 are shown below (in thousands):

Goodwill
Balance at December 31, 2021	$69,436
Adjustments related to finalization of working capital in the acquisition of ConnectPV	505
Balance at December 31, 2022	69,941
Adjustments	—
Balance at December 31, 2023	$69,941

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2023	2022
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		27,135	22,925
Developed technology		17,522	14,860
Trade names		6,275	5,230
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		53,532	45,615
Total other intangible assets, net		$48,668	$56,585

Amortization expense related to intangible assets amounted to $7.9 million, $8.7 million and $8.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated future annual amortization expense for other intangible assets, net are as follows (in thousands):

For the Year Ended December 31,	Amortization Expense
2024	$7,585
2025	7,585
2026	7,585
2027	7,585
2028	7,585
Thereafter	10,743
$48,668

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

8.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$10,796	$4,917
Accrued interest	5,934	7,226
Other accrued expenses	6,177	5,179
Total accrued expenses and other	$22,907	$17,322
9.     Warranty Liability
General Warranty
The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of December 31, 2023 and December 31, 2022 our estimated general warranty liability was approximately zero and $0.1 million, respectively. The Company recorded total warranty expense related to general warranty matters of $0.4 million, $0.1 million, and zero for the years ended December 31, 2023, 2022 and 2021, respectively.
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of pull back of wire insulation at connection points (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective red wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). As of December 31, 2023, based on the Company’s continued analysis, which included better visibility into the scope of affected sites and potential solutions, including identification, repair and replacement of harnesses, the Company determined that a potential range of loss was both probable and reasonably estimable and updated its estimate of potential losses from previously provided estimates. Based on the Company’s continued analysis of information available as of the date of this Annual Report, the estimate of potential losses remains unchanged from the estimate provided as of September 30, 2023. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low end of the range of potential loss of $59.7 million. The high-end of the range of potential loss is $184.9 million, which is $125.2 million higher than the amount we have recorded. As of December 31, 2023, our recorded warranty liability related to this matter was $54.9 million.
The estimated range is based on several assumptions, including the potential magnitude of EPC’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions, and as additional information becomes available, the Company may increase or decrease its estimated warranty liability from its current estimate, and such increase or decrease may be material. The Company does not maintain insurance for product warranty and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 16 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of December 31, 2023.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The Company recorded total warranty expense related to this matter of $59.2 million, $0.5 million, and zero for the years ended December 31, 2023, 2022 and 2021, respectively.

Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Warranty liability, beginning of period	$560	$60	$—
Warranty expense	59,556	500	60
Payments	(5,202)	—	—
Warranty liability, end of period	54,914	560	60
Less: current portion	31,099	560	60
Warranty liability, net current portion	$23,815	$—	$—
10.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2023	2022
Term Loan Facility	$143,750	$195,250
Revolving Credit Facility	40,000	48,000
Less: deferred financing costs	(2,305)	(4,187)
Total debt, net of deferred financing costs	181,445	239,063
Less: current portion	(2,000)	(2,000)
Long-term debt, net current portion	$179,445	$237,063

The aggregate amounts of principal maturities on the Company’s long-term debt is as follows (in thousands):

For the Year Ended December 31,
2024	$2,000
2025	2,000
2026	179,750
$183,750

Senior Secured Credit Agreement
On November 25, 2020 Shoals Holdings LLC, a former subsidiary of the Company, entered into a senior secured credit agreement (as amended, the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”), (ii) a $30.0 million senior secured delayed draw term loan facility, which matures concurrently with the six-year Term Loan Facility (the “Delayed Draw Term Loan Facility”) and (iii) an uncommitted super senior first out revolving credit facility (the “Revolving Credit Facility”).

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

In December 2020, Shoals Holdings LLC entered into two amendments to the Senior Secured Credit Agreement in order to obtain a $100.0 million increase (the “Revolver Upsize”) to the Revolving Credit Facility and modify the terms of the interest rate and prepayment premium. As part of the first amendment the Company repaid and terminated all outstanding commitments under the Delayed Draw Term Loan Facility.
On January 29, 2021, the Company used proceeds from the IPO to repay $150.0 million of outstanding borrowings under the Term Loan Facility. The repayment of a portion of the borrowings under the Term Loan Facility resulted in a $16.0 million loss on debt repayment as the result of the $11.3 million prepayment premium and $4.7 million write-off of a portion of the deferred financing costs.
On May 2, 2022, Shoals Holdings LLC entered into an amendment to the Senior Secured Credit Agreement in order to increase the amount available for borrowing under the Revolving Credit Facility from $100.0 million to $150.0 million. The amendment also set forth Secured Overnight Financing Rate (“SOFR”) as the benchmark rate and amended the financial covenant such that, commencing with September 30, 2022, its Consolidated First Lien Secured Leverage Ratio (as defined in the Senior Secured Credit Agreement) shall not exceed 6.50:1.00.
On December 27, 2023, the Company used proceeds from the Revolving Credit Facility to make a $50.0 million voluntary prepayment of outstanding borrowings under the Term Loan Facility.
As of December 31, 2023, the outstanding balance of the Term Loan Facility was $143.8 million. The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of deferred financing fees of $2.3 million and $4.2 million as of December 31, 2023 and 2022, respectively. The deferred financing fees are being amortized using the effective interest method. The effective interest rate as of December 31, 2023 and 2022, was 11.05% and 7.06%, respectively. As of December 31, 2023, the Revolving Credit Facility balance was $40.0 million and the Company had $109.7 million of availability under the Revolving Credit Facility.
Following the internal reorganization described under “Entity Simplification” in Note 1, on February 7, 2024, Shoals Intermediate Parent became the borrower under the Senior Secured Credit Agreement.
Interest Rate
The interest rates applicable to the loans under the Term Loan Facility are based on a rate of interest determined by reference to either: (i) a base rate plus an applicable margin equal to 4.75%, or (ii) a SOFR rate plus an applicable margin equal to, 5.75%.
The interest rates applicable to the loans under the Revolving Credit Facility are based on a rate of interest determined by reference to either (i) a base rate plus an applicable margin equal to 2.25% or (ii) a SOFR rate plus an applicable margin equal to 3.25%.
As of December 31, 2023, interest rates on the Term Loan Facility was SOFR plus 5.75%, or 11.28%, and the Revolving Credit Facility was SOFR plus 3.25%, or 8.76%.
Guarantees and Security
The obligations under the Senior Secured Credit Agreement are guaranteed by Shoals Intermediate Parent’s wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Senior Secured Credit Agreement are secured by a first priority security interest in substantially all of Shoals Intermediate Parent’s and the guarantors’ existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Prepayments and Amortization
Loans under the Revolving Credit Facility and Term Loan Facility may be voluntarily prepaid, at Shoals Intermediate Parent’s option, in whole, or in part, in each case without premium or penalty.
Notwithstanding anything to the contrary in the preceding paragraph, in the event that, on or after December 30, 2020 but prior to February 28, 2021, Shoals Holdings LLC made any prepayment (including with respect to any acceleration) of any loans under the Term Loan Facility, Shoals Holdings LLC would pay a premium on such prepayments made up to $150.0 million of the principal amount of such loans prepaid in an amount equal to 7.50% multiplied by the principal amount of such loans prepaid, which, if applicable, would be in lieu of any applicable prepayment premium set forth in the Senior Secured Credit Agreement; provided that no amortization payments or mandatory prepayments required under the Senior Secured Credit Agreement would be subject to the prepayment premium set forth in this paragraph. On January 29, 2021, the Company used proceeds from the IPO to repay $150.0 million of outstanding borrowings under the Term Loan Facility resulting in a prepayment premium of $11.3 million.
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
The Revolving Credit Facility also includes a Consolidated Leverage Ratio financial covenant that is tested on the last day of each fiscal quarter. To remain in compliance with the financial covenant, Shoals Intermediate Parent shall not permit the Consolidated Leverage Ratio, as of the last day of any quarter, to be greater than 6.50 to 1.00.
As of December 31, 2023, the Company was in compliance with all the required covenants.

11.    Earnings (Loss) per Share ("EPS")
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Consequently, only the net income (loss) allocable to Shoals Technologies Group, Inc. from the period subsequent to January 26, 2021 is included in the net income (loss) attributable to the stockholders of Class A common stock for the period ended December 31, 2021.
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from January 27, 2021 to December 31, 2021
Numerator:
Net income (loss) attributable to Shoals Technologies Group, Inc. - basic	$39,974	$127,611	$(327)
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock	—	15,402	—
Net income (loss) attributable to Shoals Technologies Group, Inc. - diluted	$39,974	$143,013	$(327)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	164,165	114,495	99,269
Effect of dilutive securities:
Restricted / performance stock units	339	308	—
Class B common stock	—	52,828	—
Weighted average shares of Class A common stock outstanding - diluted	164,504	167,631	99,269

Earnings (Loss) per share of Class A common stock - basic	$0.24	$1.11	$ (0.00)
Earnings (Loss) per share of Class A common stock - diluted	$0.24	$0.85	$ (0.00)
For the period from January 27, 2021 to December 31, 2021 and the year ended December 31, 2023, the reallocation of net income attributable to non-controlling interest from the assumed exchange of Class B common stock has been excluded along with the dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive, as they were antidilutive.

12.    Equity-Based Compensation
2021 Long-Term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the years ended December 31, 2023 and 2022, and for the period from January 27, 2021 to December 31, 2021, the Company granted 413,873, 727,001, and 1,701,306 restricted stock units (“RSUs”), respectively, to certain employees, officers and directors of the Company. The RSUs had grant date fair values

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

ranging from $14.45 to $28.26, $10.42 to $25.82, and $21.50 to $34.60, respectively, during the years ended December 31, 2023 and 2022 and for the period from January 27, 2021 to December 31, 2021. The RSUs generally vest ratably over either 3 or 4 years, except for some officer and employee grants for bonuses which immediately vested or vest over 1 year. There were a limited number of awards with immediate vesting.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2020	—	$—
Granted	1,701,306	$27.61
Vested	(44,724)	$28.60
Forfeited	(23,738)	$29.46
Outstanding, December 31, 2021	1,632,844	$27.55
Granted	727,001	$13.78
Vested	(559,336)	$26.05
Forfeited	(63,534)	$25.56
Outstanding, December 31, 2022	1,736,975	$22.34
Granted	413,873	$24.78
Vested	(887,996)	$21.39
Forfeited	(91,386)	$23.05
Outstanding, December 31, 2023	1,171,466	$23.87

Performance Stock Units
During the years ended December 31, 2023 and 2022, the Company granted an aggregate of 205,585 and 256,305 Performance Stock Units (“PSUs”), respectively, to certain executives. The PSUs cliff vest after 3 years upon meeting certain revenue and gross profit targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $26.55 to $28.26 and $10.42 to $20.58, respectively, during the years ended December 31, 2023 and 2022.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2021	—	$—
Granted	256,305	$11.89
Vested	—	$—
Forfeited	—	$—
Outstanding, December 31, 2022	256,305	$11.89
Granted	205,585	$27.75
Vested	(67,101)	$11.86
Forfeited	(101,323)	$13.08
Outstanding, December 31, 2023	293,466	$22.59

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $20.9 million, $16.1 million, and $11.3 million, respectively, in equity-based compensation. As of December 31, 2023, the Company had $20.8 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 1.5 years.

13.    Stockholders’ Equity
Amendment and Restatement of Certificate of Incorporation
As discussed in Note 1 - Organization and Business, on January 26, 2021, the Company’s certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 1,000,000,000 shares of Class A common stock with a par value of $0.00001 per share; (ii) authorization of 195,000,000 shares of Class B common stock with a par value of $0.00001 per share; (iii) authorization of 5,000,000 shares of preferred stock that may be issued from time to time by the Company’s Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, the members of which will serve for staggered terms.
Holders of Class A common stock and Class B common stock (if any shares are outstanding) are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock were not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock were only issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. Shares of Class B common stock were transferable only together with an equal number of LLC Interests. Shares of Class B common stock were canceled on a one-for-one basis if the Company, at the election of a Continuing Equity Owner, redeemed or exchanged LLC Interests. As of December 31, 2023, there were no shares of Class B common stock nor LLC Interests outstanding, and no shares of Class B common stock are expected to be issued in the future.
Initial Public Offering
As discussed in Note 1 - Organization and Business, on January 29, 2021, the Company closed an IPO of 11,550,000 shares of the Class A common stock at a public offering price of $25.00 per share. The Company received $278.8 million in proceeds, net of underwriting discounts and commissions, which was used to purchase 6,315,790 LLC Interests from Shoals Parent LLC and 5,234,210 LLC Interests from the founder and Class B unit holder in Shoals Parent LLC at a price per interest equal to the IPO price of the Class A common stock of $25.00 per share.
Shoals Parent LLC Recapitalization
As noted above, in connection with the IPO, the limited liability company agreement of Shoals Parent LLC was amended and restated to, among other things, (i) provide for a new single class of common membership interests in Shoals Parent LLC, or the LLC Interests; (ii) exchange all of the then existing membership interests of the Continuing Equity Owners for LLC Interests (iii) exchange all the then existing membership interest of the Class A Shoals Equity Owners for LLC Interests and (iv) appoint the Company as the sole managing member of Shoals Parent LLC.
The amendment also required Shoals Parent LLC to maintain, at all times, (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners.
At the close of the IPO and through the second quarter of 2023, the Company had a majority economic interest in, was the sole managing member of, had the sole voting power in, and controlled the management of Shoals Parent LLC. On July 1, 2023, the Company contributed 100% of its LLC Interests to Shoals Intermediate Parent. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Company’s Up-C structure. Effective December 31, 2023, Shoals Parent LLC merged with and into Shoals Intermediate Parent with Shoals Intermediate Parent as the surviving corporation. See “Entity Simplification” in Note 1.
Acquisition of Former Shoals Equity Owners
On January 26, 2021, the Company acquired, by merger, an entity that was a member of Shoals Parent LLC, or the Class A Shoals Equity Owners, for which the Company issued 81,977,751 shares of Class A common stock as merger consideration. The only assets held by the Class A Shoals Equity Owners were 81,977,751 LLC Interests. Upon consummation of the Merger, the Company recognized the LLC Interests at carrying value, as the Merger is considered to be a transaction between entities under common control.

14.    Non-Controlling Interests
As of the first quarter of 2023, the Company owned 100% of Shoals Parent LLC. The following table summarizes the effects of the changes in ownership in Shoals Parent LLC on equity for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from January 27, 2021 to December 31, 2021
Net income attributable to non-controlling interests	$2,687	$15,402	$1,596
Transfers to non-controlling interests:
Decrease as a result of the Organizational Transactions	—	—	(88,644)
Increase as a result of newly issued LLC Interests in IPO	—	—	70,976
Increase as a result of activity under equity-based compensation plan	687	5,422	3,618
Decrease from tax distributions to non-controlling interests	(2,628)	(7,762)	(4,837)
Reallocation of non-controlling interests	(10,361)	6,604	7,240
Change from net income attributable to non-controlling interests and transfers to non-controlling interests	$(9,615)	$19,666	$(10,051)

Issuance of Additional LLC Interests
Under the LLC Agreement, the Company was required to cause Shoals Parent LLC to issue additional LLC Interests to the Company when the Company issued additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company contributed to Shoals Parent LLC net proceeds and property, if any, received by the Company with

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

respect to the issuance of such additional shares of Class A common stock. The Company caused Shoals Parent LLC to issue a number of LLC Interests equal to the number of shares of Class A common stock issued such that, at all times, the number of LLC Interests held by the Company was equal to the number of outstanding shares of Class A common stock. During the years ended December 31, 2023, 2022 and 2021, the Company caused Shoals Parent LLC to issue to the Company a total of 601,518, 480,116 and 40,665 LLC Interests, respectively, for the vesting of awards granted under the 2021 Long-Term Incentive Plan. On July 1, 2023, the Company contributed 100% of its LLC Interests in Shoals Parent LLC to its wholly-owned subsidiary, Shoals Intermediate. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Up-C structure. Effective December 31, 2023, Shoals Parent LLC merged with and into Shoals Intermediate Parent with Shoals Intermediate Parent as the surviving corporation. See “Entity Simplification” in Note 1.
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent LLC did not incur significant federal, state or local income taxes, as these taxes were primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent LLC was required to distribute cash, to the extent that Shoals Parent LLC had cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent LLC taxable earnings. Shoals Parent LLC made such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income. During the years ended December 31, 2023, 2022 and 2021, tax distributions to non-controlling LLC Interests holders were $2.6 million, $7.8 million and $4.8 million, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company had the right to determine when distributions would be made to LLC members and the amount of any such distributions. If the Company authorized a distribution, such distribution was made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.

15.    Leases
Effective January 1, 2022, the Company adopted ASC 842 Leases using the modified retrospective approach. The Company elected the use of the package of practical expedients permitted under the transition guidance which allows the Company not to reassess whether a contract contains a lease, carry forward the historical lease classification and not reassess initial direct lease costs. The Company also elected to apply the short-term measurement and recognition exemption in which the right-of-use (“ROU”) assets and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in recording of net operating lease ROU assets and corresponding operating lease liabilities of $1.2 million and $1.2 million, respectively. The standard did not materially affect the consolidated statements of operations and had no impact on the consolidated statements of cash flows.
The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

		December 31,
	Location on the Consolidated Balance Sheets	2023	2022
Right-of-use asset	Other assets	$2,871	$4,060

Lease liability, current portion	Accrued expenses and other	$1,140	$1,162
Lease liability, net current portion	Other long-term liabilities	2,116	3,256
Total lease liability		$3,256	$4,418
The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company’s leases generally do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.
Operating lease arrangements are comprised primarily of real estate and equipment agreements for which the ROU assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued expenses and other or other long-term liabilities in the consolidated balance sheets. The Company also elected to apply the practical expedient to consider non-lease components as a part of the lease. The Company’s leases contain certain non-lease components for common area maintenance which are variable on a month to month basis and as such recorded as a variable lease expense as incurred.
The details of the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease expense	$1,189	$1,126
Variable lease expense	168	142
Short-term lease expense	61	177
Total lease expense	$1,418	$1,445

The following table presents the maturities of lease liabilities as of December 31, 2023 (in thousands):

For the Year Ended December 31,	Operating Leases
2024	$1,261
2025	958
2026	950
2027	325
Total lease payments	3,494
Less: Imputed lease interest	(238)
Total lease liabilities	$3,256

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The Company’s weighted average remaining lease-term and weighted average discount rate are as follows:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease-term	3.0 years	3.9 years
Weighted average discount rate	4.5%	4.5%

Supplemental cash flow and other information related to operating leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating cash flows from operating leases	$1,566	$1,295
Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$5,229

16.    Commitments and Contingencies
Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, except as disclosed below, the amount of losses or gains that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company. The Company records legal costs associated with loss contingencies as incurred.
Intellectual Property Litigation
On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. On July 19, 2023, the Company filed an amended complaint with the ITC, adding allegations that Voltage also infringes a third, recently-issued patent owned by the Company. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. On June 28, 2023, the Company filed an amended complaint in the District Court action against Voltage alleging that they also infringe on a third, recently-issued patent owned by the Company. These complaints seek injunctive relief and damages for reasonable royalty and lost profits. The District Court actions have been stayed pending the final disposition of the ITC investigation. The Administrative Law Judge issued a Claim Construction Ruling on February 21, 2024. As a result of the Claim Construction Ruling, in order to streamline the case and focus our limited time during the evidentiary hearing and as recommended by the ITC's Investigative Attorney to preserve public resources, the Company filed an unopposed motion on February

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

26, 2024, and such motion was granted on February 28, 2024, to remove one of the three asserted patents covering duplicative subject matter against Voltage. An evidentiary hearing in the ITC investigation has been scheduled for March 18 through 22, 2024. The ITC has set a target date for completion of the investigation of November 12, 2024. The Company intends to vigorously pursue these actions. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.
Wire Insulation Shrinkback Litigation
On October 31, 2023, the Company filed a complaint in the U.S. District Court for the Middle District of Tennessee, Nashville Division, against Prysmian. The complaint alleges damages caused by defective red wire Prysmian sold the Company between 2020 through approximately 2022. The defective red wire has presented unacceptable levels of wire insulation shrinkback. The complaint includes, among other causes of action, product liability, breach of contract, breach of warranty, indemnity, and negligence claims. The Company seeks compensatory and punitive damages, recovery of all costs and expenses incurred by the Company in connection with the identification, repair and replacement of the defective wire, and other legal and equitable relief. The Company intends to vigorously pursue this action, and as the Company continues to assess this matter, it may, from time to time, amend, update or supplement the complaint to, among other things, increase the damages sought for various purposes, including in accordance with increases to the Company’s estimated warranty liability and related expenses related to this matter. At this stage, the Company is unable to predict the outcome of this litigation or the impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.
Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of December 31, 2023, the maximum potential payment obligation with regard to surety bonds was $27.6 million.
Employee Benefit Plan
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. Effective January 1, 2021 the Company began making matching contributions to the plan and may also provide discretionary contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan. For the years ended December 31, 2023, 2022 and 2021, the Company made matching contributions totaling $0.5 million, $0.3 million and $0.2 million, respectively.

17.    Income Taxes
The components of income before income taxes are as follows (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
Domestic	$54,935	$152,000	$4,030
Foreign	—	—	—
Income before income taxes	$54,935	$152,000	$4,030

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$—	$—	$—
State	915	554	631
Foreign	—	—	—
Total current income taxes	915	554	631
Deferred income taxes:
Federal	10,146	13,639	397
State	1,188	(5,233)	(1,873)
Foreign	—	—	—
Total deferred income taxes	11,334	8,406	(1,476)
Other tax expense	25	27	931
Income tax expense	$12,274	$8,987	$86

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal income taxes at statutory rate	$11,537	$31,920	$846
State and local income tax, net of federal benefit	1,811	4,786	(1,380)
Permanent tax adjustments	101	(6)	356
Equity-based compensation	447	685	(14)
Non-deductible officers' compensation	968	397	—
Pre-IPO income	—	—	(562)
Non-controlling interests	(564)	(3,289)	(342)
Termination of TRA	—	(15,905)	349
Termination of Up-C structure	(2,347)	—	—
Remeasurement of deferred taxes	—	(6,775)	(1,939)
Change in valuation allowance	988	(1,983)	1,983
Other	(667)	(843)	789
Income tax expense	$12,274	$8,987	$86

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Investment in Shoals Parent	$—	$284,729
Inventory, net	1,677	—
Property, plant & equipment, net	709	—
Goodwill	450,830	—
Accrued expenses and other	2,310	—
Warranty liability	12,824	—
Net operating loss	5,380	4,626
Equity-based compensation	2,869	2,030
Other	4,090	249
Total deferred tax assets	480,689	291,634
Less valuation allowance	(988)	—
Total deferred tax assets, net	479,701	291,634
Deferred tax liabilities:
Other intangible assets, net	(10,636)	—
Other	(870)	—
Total deferred tax liabilities	(11,506)	—
Net deferred tax asset	$468,195	$291,634
During the year ended December 31, 2023, the Company acquired the remaining non-controlling interest in Shoals Parent LLC and contributed 100% of its interest to its wholly-owned subsidiary Shoals Intermediate Parent, thereby eliminating the Company’s Up-C structure. As a result of the contribution, Shoals Parent LLC ceased to be treated as a partnership for U.S. federal income tax purposes and became a single-member disregarded entity. Accordingly, the Company converted its outside basis differences in its investment in Shoals Parent LLC and remeasured its deferred taxes using the inside basis differences of Shoals Parent LLC’s assets and liabilities. The conversion from outside to inside basis differences resulted in a net deferred tax benefit of approximately $5.1 million, which has been recorded in the accompanying consolidated statement of operations.
As of December 31, 2023, the Company has $23.7 million and $7.3 million federal and state net operating loss carryforwards, respectively. If not utilized, $23.7 million of the federal net operating loss can be carried forward indefinitely. If not utilized, $1.7 million of the state net operating loss can be carried forward indefinitely and $5.6 million will expire between 2036-2043.
At December 31, 2023, the Company determined that a valuation allowance related to land and other non-amortizable intangibles in the amount of $1.0 million was required, as it is not more-likely than not that these deferred tax assets would be realized.
In August 2022, the U.S. President signed into law the Inflation Reduction Act of 2022 (the “IRA”), which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax (the “CAMT”) of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing incentives to address climate change, including the introduction of advanced manufacturing production tax credits. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, including recently issued guidance from the Internal Revenue Service and regulations from the U.S.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Treasury Department, we will continue to monitor these developments and evaluate the potential future impact to our results of operations.
As of December 31, 2023 and 2022, the Company has recorded $1.0 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. We do not expect a significant change in our uncertain tax benefits in the next twelve months. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.
We are generally subject to tax examinations by U.S. federal and state tax authorities for years beginning after 2019 and 2018, respectively.

18.    Payable Pursuant to the Tax Receivable Agreement
The Company had a TRA with the Founder, a “related party,” and a former equity owner of Shoals Investment CTB (the “TRA Owners”) that provided for the payment by the Company to the TRA Owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company actually realized or was deemed to realize as a result of (i) the Company’s allocable share of existing tax basis acquired in connection with the Organizational Transactions (including Blocker’s share of existing tax basis) and increases to such allocable share of existing tax basis, (ii) certain increases in the tax basis of assets of Shoals Parent LLC and its subsidiaries resulting from purchases or exchanges of LLC Interests, and (iii) certain other tax benefits related to the Company entering into the TRA, including those attributable to payments made under the TRA. These contractual payment obligations were obligations of the Company and not of Shoals Parent LLC. The Company’s payable pursuant to the TRA was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable. For purposes of the TRA, the benefit deemed realized by the Company was computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Shoals Parent LLC as a result of the purchases or exchanges, and had the Company not entered into the TRA.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The following table reflects the changes to the Company’s payable pursuant to the TRA (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$—	$156,374	$—
Additions to TRA:
Exchange of LLC Interests for Class A common stock	—	7,761	140,293
Merger of Shoals investment CTB	—	—	14,418
Adjustment for change in estimated effective income tax rate	—	6,675	1,663
Adjustment related to TRA termination	—	(112,810)	—
Early termination payment of TRA	—	(58,000)	—
Payable pursuant to TRA	$—	$—	$156,374

19.    Revenue Recognition
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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Year Ended December 31,
	2023	2022	2021
System solutions	$398,384	$254,415	$155,818
Components	90,555	72,525	57,394
Total revenue	$488,939	$326,940	$213,212

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

		December 31,
	Location on the Consolidated Balance Sheets	2023	2022
Billed accounts receivable	Accounts receivable, net	$102,232	$48,571
Retainage	Accounts receivable, net	$4,886	$2,004
Unbilled receivables	Unbilled receivables	$40,136	$16,713
Deferred revenue	Deferred revenue	$22,228	$23,259

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the year ended December 31, 2023, $22.1 million, or 95% of deferred revenue recorded as of December 31, 2022, was recognized in revenue. During the year ended December 31, 2022, $1.8 million, or 100% of deferred revenue recorded as of December 31, 2021, was recognized in revenue.

20.    Related Party Transactions
Our Founder was a party to the TRA and received approximately 45% of the TRA Termination Consideration. See Note 18 - Payable Pursuant to the Tax Receivable Agreement.
As part of the LLC Agreement we were required to pay tax distributions to the non-controlling interest holders, some of which were considered related parties at the time of distribution. See Note 14 - Non-Controlling Interests.

21.    Subsequent Events
Prepayment of Term Loan Facility
On January 19, 2024, the Company used proceeds from the Revolving Credit Facility to make a $100.0 million voluntary prepayment of outstanding borrowings under the Term Loan Facility.
Execution of Operating Lease Agreement
On February 7, 2024 the Company entered into a lease agreement. The commencement date of the lease is February 7, 2024 and the rent commencement date is the earlier of (i) the date upon which a certificate of occupancy is issued to the tenant, or (ii) August 1, 2024. Under the terms of the lease agreement, the lease term is 140 months from the rent commencement date, with the right to extend the lease term for up to 3 periods of 5 years each. Annualized rent during the first 12 months following the rent commencement date is $4.9 million, with annual escalators throughout the remaining lease term.