Form 10-Q
period 2024-03-31
Shoals Technologies Group, Inc.
filed 2024-05-07
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-39942

Shoals Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		85-3774438
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1400 Shoals Way	Portland	Tennessee	37148
(Address of principal executive offices)			(Zip Code)

(615)	451-1400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 30, 2024, the registrant had 170,420,309 shares of Class A common stock and no shares of Class B common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) of Shoals Technologies Group, Inc. (the “Company,” “we,” “us,” “our,” and “Shoals”) contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; expectations regarding the utility scale solar market; project delays; regulatory environment; pipeline and orders; business strategies; technology developments; financing and investment plans; warranty, litigation and liability accruals and estimates of loss or gains; litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback (as defined below) litigation; competitive position; potential growth opportunities, including international growth, production and capacity at our plants; and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Important factors that could cause actual results to differ materially from expectations are included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II of this Form 10-Q, as well as Part I Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

•we may face difficulties with respect to the planned consolidation and relocation of our Tennessee-based manufacturing and distribution operations, and may not realize the benefits thereof;
•unsatisfactory safety performance may subject us to penalties, negatively impact customer relationships, result in higher operating costs, and negatively impact employee morale and turnover;
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
•we are subject to risks associated with legal proceedings and claims, including the patent infringement complaints that we filed with the U.S. International Trade Commission (the “ITC”) and two District Courts, the securities litigation initiated in March 2024, and other legal proceedings and claims, which may or may not arise in the normal course of our business;
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
v

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
•we cannot assure you that the price of our Class A common stock will not decline or not be subject to significant volatility;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$15,236	$22,707
Accounts receivable, net	103,403	107,118
Unbilled receivables	23,406	40,136
Inventory, net	59,565	52,804
Other current assets	6,872	4,421
Total Current Assets	208,482	227,186
Property, plant and equipment, net	26,213	24,836
Goodwill	69,941	69,941
Other intangible assets, net	46,772	48,668
Deferred tax assets	465,700	468,195
Other assets	8,198	5,167
Total Assets	$825,306	$843,993

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$15,728	$14,396
Accrued expenses and other	10,352	22,907
Warranty liability—current portion	31,708	31,099
Deferred revenue	21,834	22,228
Long-term debt—current portion	—	2,000
Total Current Liabilities	79,622	92,630
Revolving line of credit	168,750	40,000
Long-term debt, less current portion	—	139,445
Warranty liability, less current portion	20,091	23,815
Other long-term liabilities	2,866	3,107
Total Liabilities	271,329	298,997
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 170,420,309 and 170,117,289 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	474,749	470,542
Retained earnings	79,226	74,452
Total stockholders' equity	553,977	544,996
Total Liabilities and Stockholders’ Equity	$825,306	$843,993

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$90,807	$105,086
Cost of revenue	54,347	56,829
Gross profit	36,460	48,257
Operating expenses
General and administrative expenses	22,772	19,992
Depreciation and amortization	2,104	2,165
Total operating expenses	24,876	22,157
Income from operations	11,584	26,100
Interest expense, net	(4,362)	(5,996)
Income before income taxes	7,222	20,104
Income tax expense	(2,448)	(3,121)
Net income	4,774	16,983
Less: net income attributable to non-controlling interests	—	2,687
Net income attributable to Shoals Technologies Group, Inc.	$4,774	$14,296

	Three Months Ended March 31,
	2024	2023
Earnings per share of Class A common stock:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10
Weighted average shares of Class A common stock outstanding:
Basic	170,282	146,409
Diluted	170,514	147,107

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

For the three months ended March 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2023	170,117,289	$2	—	$—	$470,542	$74,452	$—	$544,996
Net income	—	—	—	—	—	4,774	—	4,774
Equity-based compensation	—	—	—	—	5,023	—	—	5,023
Activity under equity-based compensation plan	—	—	—	—	(816)	—	—	(816)
Vesting of restricted / performance stock units	303,020	—	—	—	—	—	—	—
Balance at March 31, 2024	170,420,309	$2	—	$—	$474,749	$79,226	$—	$553,977

For the three months ended March 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2022	137,904,663	$1	31,419,913	$1	$256,894	$34,478	$9,615	$300,989
Net income	—	—	—	—	—	14,296	2,687	16,983
Equity-based compensation	—	—	—	—	7,523	—	—	7,523
Activity under equity-based compensation plan	—	—	—	—	(4,219)	—	687	(3,532)
Distributions to non-controlling interests	—	—	—	—	—	—	(2,628)	(2,628)
Vesting of restricted / performance stock units	495,831	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock, net	31,419,913	1	(31,419,913)	(1)	186,745	—	—	186,745
Reallocation of non-controlling interests	—	—	—	—	10,361	—	(10,361)	—
Balance at March 31, 2023	169,820,407	$2	—	$—	$457,304	$48,774	$—	$506,080
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$4,774	$16,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,002	2,507
Amortization/write off of deferred financing costs	2,626	350
Equity-based compensation	5,023	7,523
Provision for credit losses	—	308
Provision for obsolete or slow-moving inventory	—	2,322
Provision for warranty expense	565	—
Deferred taxes	2,495	2,999
Changes in assets and liabilities:
Accounts receivable	3,715	(25,148)
Unbilled receivables	16,730	(2,948)
Inventory	(6,761)	(3,197)
Other assets	(3,165)	(3,281)
Accounts payable	1,332	12,521
Accrued expenses and other	(13,402)	(1,057)
Warranty liability	(3,680)	(160)
Deferred revenue	(394)	191
Net Cash Provided by Operating Activities	12,860	9,913
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,483)	(2,003)
Net Cash Used in Investing Activities	(2,483)	(2,003)
Cash Flows from Financing Activities
Distributions to non-controlling interests	—	(2,628)
Employee withholding taxes related to net settled equity awards	(816)	(3,532)
Payments on term loan facility	(143,750)	(500)
Proceeds from revolving credit facility	143,750	5,000
Repayments of revolving credit facility	(15,000)	(8,000)
Deferred financing costs	(2,032)	—
Other	—	(556)
Net Cash Used in Financing Activities	(17,848)	(10,216)
Net Decrease in Cash and Cash Equivalents	(7,471)	(2,306)
Cash and Cash Equivalents—Beginning of Period	22,707	8,766
Cash and Cash Equivalents—End of Period	$15,236	$6,460

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2024	2023

Supplemental Cash Flows Information:
Cash paid for interest	$7,296	$5,193
Cash paid for taxes	$59	$181
Non-cash investing and financing activities:
Recording of deferred tax assets and capital contribution related to exchanges of Class B common stock to Class A common stock	$—	$187,648

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business
Shoals Technologies Group, Inc. (the “Company”) was formed as a Delaware corporation on November 4, 2020 for the purpose of facilitating an initial public offering and other related organizational transactions to carry on the business of Shoals Parent LLC and its subsidiaries (“Shoals Parent LLC”). Shoals Parent LLC was a Delaware limited liability company.
The Company is headquartered in Portland, Tennessee and is a manufacturer of electrical balance of systems (“EBOS”) solutions and components for solar, battery storage and electric vehicle charging applications, selling to customers primarily in the United States as well as internationally.
On July 1, 2023, the Company contributed 100% of its limited liability interests of Shoals Parent LLC (“LLC Interests”) to its wholly-owned subsidiary Shoals Intermediate Parent, Inc. (“Shoals Intermediate Parent”), and following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the umbrella-partnership C corporation structure (“Up-C structure”). Following the elimination of the Up-C structure, effective December 31, 2023, the Company consummated an internal reorganization transaction whereby certain of the Company’s wholly-owned subsidiaries merged with and into other subsidiaries. As part of this reorganization, Shoals Parent LLC merged with and into Shoals Intermediate Parent, with Shoals Intermediate Parent as the surviving corporation. As of March 31, 2024, the Company owns directly or indirectly four subsidiaries: Shoals Intermediate Parent, Shoals Technologies Group, LLC, Shoals International, LLC and Shoals Energy Spain, S.L.

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
Non-Controlling Interests
The non-controlling interests on the condensed consolidated statements of operations represented a portion of earnings or loss attributable to the economic interests in the Company’s former subsidiary, Shoals Parent LLC, formerly held by direct or indirect holders of LLC Interests and our Class B common stock, including the founder and certain current and former executive officers, employees and their respective permitted transferees (collectively, the "Continuing Equity Owners”). As of March 2023, the Company, along with a wholly-owned subsidiary, Shoals Intermediate Parent, owned 100% of Shoals Parent LLC. Effective December 31, 2023, Shoals Parent LLC merged with and into Shoals Intermediate Parent with Shoals Intermediate Parent as the surviving corporation.
Unaudited Interim Financial Information

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, the condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Customer Concentrations
The Company had the following revenue concentrations representing approximately 10% or more of revenue for the three months ended March 31, 2024 and 2023 and related accounts receivable concentrations as of March 31, 2024 and December 31, 2023:

	2024		2023
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	36.0%	33.1%	19.0%	37.5%

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2024	December 31, 2023
Accounts receivable	$104,162	$107,877
Less: allowance for credit losses	(759)	(759)
Accounts receivable, net	$103,403	$107,118

4.    Inventory
Inventory, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$63,109	$57,608
Work in process	2,340	1,111
Finished goods	685	654
Allowance for obsolete or slow-moving inventory	(6,569)	(6,569)
Inventory, net	$59,565	$52,804

5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		March 31, 2024	December 31, 2023
Land	N/A	$840	$840
Building and land improvements	5-40	13,554	13,134
Machinery and equipment	3-5	19,538	17,528
Furniture and fixtures	3-7	2,779	2,766
Vehicles	5	125	125
		36,836	34,393
Less: accumulated depreciation		(10,623)	(9,557)
Property, plant and equipment, net		$26,213	$24,836
Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.1 million and $0.5 million, respectively. During the three months ended March 31, 2024 and 2023, $0.9 million and $0.4 million, respectively, of depreciation expense was allocated to cost of revenue and $0.2 million and $0.1 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2024. Goodwill totaled $69.9 million as of March 31, 2024 and December 31, 2023.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2024	December 31, 2023
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		28,147	27,135
Developed technology		18,187	17,522
Trade names		6,494	6,275
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		55,428	53,532
Total other intangible assets, net		$46,772	$48,668
Amortization expense related to intangible assets amounted to $1.9 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$3,583	$10,796
Accrued interest	452	5,934
Other accrued expenses	6,317	6,177
Total accrued expenses and other	$10,352	$22,907

8.    Warranty Liability
General Warranty
The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of March 31, 2024 and December 31, 2023 our estimated general warranty liability was approximately $0.6 million and zero, respectively. The Company recorded total warranty expense related to general warranty matters of $0.6 million and zero, respectively, for the three months ended March 31, 2024 and 2023.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, the Company determined that a potential range of loss was both probable and reasonably estimable. As of March 31, 2024, the estimate of potential losses remains unchanged from the estimate provided as of December 31, 2023. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low end of the range of potential loss of $59.7 million. The high-end of the range of potential loss is $184.9 million, which is $125.2 million higher than the amount recorded. As of March 31, 2024 and December 31, 2023, our recorded warranty liability related to this matter was $51.2 million and $54.9 million, respectively.
The estimated range is based on several assumptions, including the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. While our wire insulation shrinkback warranty liability represents our best estimate of the range of expected losses at any given time, the Company is in the early stages of the identification, repair and replacement process and may increase or decrease its estimated warranty liability from its current estimate as additional information becomes available, including with respect to experience relating to weather delays, site access, vegetation management or other factors. Such increase or decrease may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 14 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of March 31, 2024.
The Company recorded total warranty expense related to this matter of zero for the three months ended March 31, 2024 and 2023.

Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, is estimated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Warranty liability, beginning of period	$54,914	$560
Warranty expense	565	—
Payments	(3,680)	(160)
Warranty liability, end of period	51,799	400
Less: current portion	31,708	400
Warranty liability, net current portion	$20,091	$—

9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2024	December 31, 2023
Term Loan Facility	$—	$143,750
Revolving Credit Facility	168,750	40,000
Less: deferred financing costs	—	(2,305)
Total debt, net of deferred financing costs	168,750	181,445
Less: current portion	—	(2,000)
Long-term debt, net current portion	$168,750	$179,445

Senior Secured Credit Agreement
The Company has a senior secured credit agreement (as amended, the “Senior Secured Credit Agreement”), which consisted of (i) a senior secured six-year term loan facility (the “Term Loan Facility”) and (ii) a revolving credit facility (the “Revolving Credit Facility”).
On January 19, 2024, the Company used proceeds from the Revolving Credit Facility to make a $100.0 million voluntary prepayment of outstanding borrowings under the Term Loan Facility.
On March 19, 2024, the Company entered into an amendment to the Senior Secured Credit Agreement. The amendment, among other things, (i) increases the amount available for borrowing under the Revolving Credit Facility from $150.0 million to $200.0 million, (ii) reduces the interest rate margin applicable to the Revolving Credit Facility by at least 0.25%, with additional 0.25% step-downs if the consolidated first lien secured leverage ratio does not exceed certain thresholds (which step-downs will step back up if such leverage ratio exceeds those thresholds), (iii) reduces the commitment fee applicable to the undrawn amount of the Revolving Credit Facility by at least 0.10% with additional 0.05% step-downs if the consolidated first lien secured leverage ratio does not exceed certain thresholds (which step-downs will step back up if such leverage ratio exceeds such thresholds), (iv) lowers the maximum consolidated leverage ratio permitted under the Senior Secured Credit Agreement to (a) 4.25:1.00 from April 1, 2024 through March 31, 2025 and (b) thereafter, 4.00:1.00 (with temporary increases to the maximum consolidated first lien secured leverage ratio in the event a material acquisition closes), (v) extends the maturity date applicable to the Revolving Credit Facility to March 19, 2029, the fifth anniversary of the amendment’s effective date, and (vi) amends certain covenants under the Senior Secured Credit Agreement in a manner customary for facilities of this type.
On March 19, 2024, the Company made a $43.8 million voluntary prepayment of all the outstanding term loans under the Term Loan Facility, thereby terminating all term loan commitments under the Term Loan Facility.
Beginning March 19, 2024 and until the delivery of the Company’s compliance certificate for the second quarter of 2024 pursuant to the Senior Secured Credit Agreement, the Revolving Credit Facility bears interest at a rate equal to, at the Company’s election, either adjusted term SOFR or base rate (each, as defined in the Senior Secured Credit Agreement) plus (i) in the case of SOFR rate loans, 2.50% per annum and (ii) in the case of base rate loans, 1.50% per annum.
Following the delivery of the Company’s compliance certificate for the second quarter of 2024, pursuant to our Senior Secured Credit Agreement, the Revolving Credit Facility bears interest at a rate equal to, at the Company’s election, either adjusted term SOFR or base rate (each, as defined in the Senior Secured Credit Agreement) plus an applicable interest rate margin, based upon the consolidated first lien secured leverage ratio. The applicable interest rate margin varies from 2.25% to 3.00% per annum for term benchmark loans and 1.25% to 2.00% per annum for base rate loans.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2024, interest rates on the Revolving Credit Facility ranged from 7.91% to 7.93%, which represented SOFR plus 2.50%. As of March 31, 2024, there were $168.8 million of outstanding borrowings, $0.2 million of outstanding letters of credit, and $31.0 million of availability under the Revolving Credit Facility.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of March 31, 2024, the Company was in compliance with all the required covenants.

10.    Earnings per Share ("EPS")
Basic EPS of Class A common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period. Diluted EPS of Class A common stock is computed similarly to basic EPS except that the weighted average shares outstanding are increased to include additional shares from the exchange of Class B common stock under the if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted/performance stock units are considered common stock equivalents for this purpose.
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to Shoals Technologies Group, Inc. - basic	$4,774	$14,296
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock	—	—
Net income attributable to Shoals Technologies Group, Inc. - diluted	$4,774	$14,296
Denominator:
Weighted average shares of Class A common stock outstanding - basic	170,282	146,409
Effect of dilutive securities:
Restricted / performance stock units	232	698
Class B common stock	—	—
Weighted average shares of Class A common stock outstanding - diluted	170,514	147,107

Earnings per share of Class A common stock - basic	$0.03	$0.10
Earnings per share of Class A common stock - diluted	$0.03	$0.10
For the three months ended March 31, 2024, there were no shares of Class B common stock outstanding. For the three months ended March 31, 2023, the reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock has been excluded along with the

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding - dilutive, as they were antidilutive.

11.    Equity-Based Compensation
2021 Long-Term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the three months ended March 31, 2024, the Company granted 445,155 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs granted during 2024 have grant date fair values ranging from $13.01 to $15.39 per unit and generally vest ratably over 3 years.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Three Months Ended March 31, 2024

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2023	1,171,466	$23.87
Granted	445,155	$15.20
Vested	(358,690)	$22.74
Forfeited	(14,209)	$25.68
Outstanding, March 31, 2024	1,243,722	$21.02

Performance Stock Units
During the three months ended March 31, 2024, the Company granted an aggregate of 324,099 Performance Stock Units ("PSUs") to certain executives. The PSUs granted during 2024 cliff vest after 3 years upon meeting certain revenue and adjusted diluted EPS targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $13.01 to $15.39.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Three Months Ended March 31, 2024

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2023	293,466	$22.59
Granted	324,099	$15.30
Vested	(1,919)	$26.55
Forfeited	(3,925)	$26.55
Outstanding, March 31, 2024	611,721	$18.69

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company recognized equity-based compensation of $5.0 million and $7.5 million, respectively, for the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company had $26.5 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 2.0 years.

12.    Stockholders’ Equity
Shoals Parent LLC Ownership
Prior to July 1, 2023, the Company owned 100% of Shoals Parent LLC, was the sole managing member of Shoals Parent LLC and had the sole voting power in, and controlled the management of, Shoals Parent LLC. On July 1, 2023, the Company contributed 100% of its LLC Interests to Shoals Intermediate Parent. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Company’s Up-C structure. Effective December 31, 2023, Shoals Parent LLC merged with and into Shoals Intermediate Parent with Shoals Intermediate Parent as the surviving corporation.
Prior to the Company owning 100% of Shoals Parent LLC, the remaining interest in Shoals Parent LLC, was held by the Continuing Equity Owners, who could exchange at each of their respective options, in whole or in part, from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (which shares were then immediately canceled)) for cash or newly issued shares of our Class A common stock. Accordingly, the Company consolidated the financial results of Shoals Parent LLC and reported non-controlling interests in its condensed consolidated financial statements. In accordance with the limited liability company agreement of Shoals Parent LLC, Shoals Parent LLC made cash distributions to its members in an amount sufficient to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent LLC taxable earnings. The payment of these cash distributions by Shoals Parent LLC to Continuing Equity Owners was recorded as distributions to holders of LLC Interests in the accompanying condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows.

Common Stock Economic and Voting Rights
Holders of Class A common stock and Class B common stock (if any shares are outstanding) are entitled to one vote per share and, except as otherwise required, vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock (if any shares are outstanding) are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock were only issuable to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. As of March 2023, there were no shares of Class B common stock nor LLC Interests outstanding, and no shares of Class B common stock are currently issuable. Shares of Class B common stock were transferable only together with an equal number of LLC Interests.

14.    Commitments and Contingencies
Litigation
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, except as disclosed below, the amount of losses or gains that may be sustained, if any, would not have a material effect on the financial position,

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
results of operations or cash flows of the Company. The Company records legal costs associated with loss contingencies, including fees and costs associated with preservation of evidence in connection with the wire insulation shrinkback litigation, as incurred.

Intellectual Property Litigation
On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. On July 19, 2023, the Company filed an amended complaint with the ITC, adding allegations that Voltage also infringes a third, recently-issued patent owned by the Company. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. On June 28, 2023, the Company filed an amended complaint in the District Court action against Voltage alleging that they also infringe on a third, recently-issued patent owned by the Company. These complaints seek injunctive relief and damages for reasonable royalty and lost profits. The District Court actions have been stayed pending the final disposition of the ITC investigation. The Administrative Law Judge issued a Claim Construction Ruling on February 21, 2024, as a result of which, the Company filed an unopposed motion on February 26, 2024, which was granted on February 28, 2024, to remove one of the three asserted patents covering duplicative subject matter against Voltage. An evidentiary hearing in the ITC investigation was held from March 18 through 22, 2024. The Administrative Law Judge is scheduled to issue an Initial Determination around July 12, 2024, the ITC has set a target date for completion of the investigation of November 12, 2024 and final resolution following a potential Presidential review in January 2025. The Company is vigorously pursuing these actions. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Wire Insulation Shrinkback Litigation
On October 31, 2023, the Company filed a complaint against Prysmian in the U.S. District Court for the Middle District of Tennessee, Nashville Division. The complaint alleges that the Company suffered damages caused by defective wire Prysmian sold the Company from approximately 2020 through approximately 2022. The complaint alleges that the wire at issue in the litigation has presented unacceptable levels of wire insulation shrinkback. The complaint includes, among other causes of action, product liability, breach of contract, breach of warranty, indemnity, and negligence claims. The Company seeks compensatory and punitive damages, recovery of all costs and expenses incurred by the Company in connection with the identification, repair and replacement of the Prysmian wire alleged to be defective, and other legal and equitable relief. The Company is vigorously pursuing its complaint, and as the Company continues to assess this matter, it may, from time to time, amend, update or supplement the complaint to, among other things,

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
increase the damages sought for various purposes, including in accordance with increases to the Company’s estimated warranty liability and related expenses related to this matter. At this stage, the Company is unable to predict the outcome of this litigation or the impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Securities Litigation
On March 21, 2024, a purported shareholder filed a putative securities class action against the Company and certain of its current and former executive officers in the United States District Court for the Middle District of Tennessee, Nashville Division, captioned Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Shoals Technologies Group, Inc., et al. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements and omissions relating to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, recovery of fees and costs, and other relief that the court may find appropriate. Although the Company intends to vigorously defend against this claim, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this lawsuit or determine the amount or range of potential losses associated with the lawsuit.

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of March 31, 2024, the maximum potential payment obligation with regard to surety bonds was $23.0 million.

15.    Income Taxes
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations. As of the quarter ended March 31, 2024, the Company recorded $1.0 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations.
The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

16.    Revenue Recognition
Disaggregation of revenue
Based on ASC Topic 606 provisions, the Company disaggregates its revenue from contracts with customers based on product type. Revenue by product type is disaggregated between system solutions and components. System solutions are contracts under which the Company provides multiple products, typically in connection with the design and specification of an entire EBOS system. Components represents sales of individual components.
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended March 31,
	2024	2023
System solutions	$65,059	$91,299
Components	25,748	13,787
Total revenue	$90,807	$105,086

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Location on the Condensed Consolidated Balance Sheets	March 31, 2024	December 31, 2023
Billed accounts receivable	Accounts receivable, net	$99,822	$102,232
Retainage	Accounts receivable, net	$3,581	$4,886
Unbilled receivables	Unbilled receivables	$23,406	$40,136
Deferred revenue	Deferred revenue	$21,834	$22,228

The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled receivables. The changes in unbilled receivables relate to fluctuations in the timing of billings for the Company’s revenue recognized over time. As of December 31, 2022, billed accounts receivable and unbilled receivables were $48.6 million and $16.7 million, respectively.
Certain contracts contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by the Company for work performed but held for payment by the customer as a form of security until the Company obtains specified milestones. The Company typically bills retainage amounts as work is performed. Retainage provisions are not considered a significant financing component because they are intended to protect the customer in the event that some or all of the obligations under the contract are not completed. The changes in retainage relate to fluctuations in the timing of retainage billings and achievement of specified milestones. As of December 31, 2022, retainage was $2.0 million.
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three months ended March 31, 2024, $9.9 million of deferred revenue recorded as of December 31, 2023 was recognized in revenue. As of December 31, 2022, deferred revenue was $23.3 million and during the three months ended March 31, 2023, $10.1 million of deferred revenue recorded as of December 31, 2022, was recognized in revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and this Quarterly Report on Form 10-Q (“Form 10-Q”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of our 2023 Form 10-K and this Form 10-Q captioned “Forward-Looking Statements” and “Risk Factors”.
This MD&A contains the presentation of Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share, which are not presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share are being presented because management believes they provide investors and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share only in conjunction with Gross Profit, Net Income, and Net Income Attributable to Shoals Technologies Group, Inc., the most closely comparable GAAP financial measures, as applicable. Reconciliations of Adjusted Gross Profit, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share to the respective most closely comparable GAAP measure, as well as a calculation of Adjusted Gross Profit Percentage and Adjusted Diluted Weighted Average Shares Outstanding, are provided below, in “—Non-GAAP Financial Measures.”
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
EBOS components that we produce include cable assemblies, inline fuses, combiners, disconnects, recombiners, wireless monitoring systems, junction boxes, transition enclosures, splice boxes, and battery energy storage cabinets. We derive the majority of our revenue from selling “system solutions” which are complete EBOS systems that include several of our products, many of which are customized for the customer’s project. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering that would otherwise be challenging for a customer to obtain from a single provider or at all.
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
Throughout the first quarter of 2024, we have maintained focus on our growth strategy and continued strengthening our leadership position in the industry. We believe that as of March 31, 2024, we have worked with 14 of the top 15 solar EPCs, per Wood Mackenzie data from 2019-2023, and 12 of those EPCs used our combine-as-you-go system on their projects.
We derived 71.6% of our revenue from the sale of system solutions for the three months ended March 31, 2024. For the same period, we derived substantially all of our revenue from customers in the U.S. As of March 31, 2024, we had $615.2 million of backlog and awarded orders, backlog of $196.2 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $419.0 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of March 31, 2024, we believe approximately $196.2 million of backlog and $214.6 million of awarded orders have delivery dates in 2024. The remaining $204.4 million have planned delivery dates beyond 2024. Additionally, more than 12% of our March 31, 2024 backlog and awarded orders related to international projects. As of March 31, 2024, backlog and awarded orders increased by 17% relative to the same date last year and decreased by 3% relative to December 31, 2023.
Trends and Uncertainties
Global inflationary pressures are expected to persist during the remainder of 2024. As a result, increased energy prices, freight premiums, and other operating costs continued in the first quarter of 2024 and are expected to persist during the rest of 2024. Increased interest rates also continued to result in higher interest rates associated with our Senior Secured Credit Agreement in the three months ended March 31, 2024. Additional increases will have a corresponding increase in the interest rates charged under our Senior Secured Credit Agreement. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecasted period.
While the delays in securing raw materials have abated since the highs in 2022, our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were still impacted in 2023 and the first quarter of 2024. The Company does not directly source a significant amount of raw materials from Europe. However, the Russia-Ukraine war has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout 2024.
In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not experience such negative effects during the first quarter of 2024. We are continuously monitoring the condition of our supply chain and evaluating our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations.
In response to supply chain constraints, in 2022 and 2023 we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. During the three months ended March 31, 2024 we continued to monitor and reduce our inventory levels.
During 2023 and continuing in the first quarter in 2024, the domestic utility scale solar market experienced project delays that have pushed projects out from the first half of 2024. Additionally, in 2023, the domestic utility scale solar market started experiencing slowing growth, which is expected to persist in the near term. These trends are the result of the costs of permitting issues, project financing, lingering uncertainty about the application of the Inflation Reduction Act of 2022 to solar projects, supply chain constraints and interconnection complications. We expect these trends to persist throughout 2024. These project slowdowns and delays have impacted our results, though we expect this trend to reverse over time. However, even though we expect our growth rate to decline from the very high levels of the last few years, we believe that our domestic utility scale business will continue growing at an attractive rate.
As of March 31, 2024, other than increased interest rates and project pushouts, which resulted in increased interest expense and decreased revenue, respectively, we did not experience material adverse effects on our financial results from the events and trends discussed above.
Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations.
Revenue
We generate revenue from the sale of EBOS systems and components for homerun and combine-as-you-go architectures, battery storage, EV charging infrastructure, and operations and maintenance offerings. Our customers include EPCs, utilities, solar developers, independent power producers, solar module manufacturers and charge point operators. We derive the majority of our revenue from selling solar system solutions. When we sell a solar system solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for solar system solutions can vary from one to three months whereas manufacturing typically requires a shorter time frame. Contracts for solar system solutions can range in value from several hundred thousand to several million dollars.
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
Operating Expenses

Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 115 to 159 from March 31, 2023 to March 31, 2024, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
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
Income Tax Expense
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions. Prior to the July 1, 2023 contribution described in Note 1 - Organization and Business, Shoals Parent LLC was a pass-through entity for federal income tax purposes but incurred income tax in certain state jurisdictions. On July 1, 2023, the Company contributed 100% of its limited liability interests of Shoals Parent LLC to its wholly-owned subsidiary, Shoals Intermediate Parent, Inc., and following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the umbrella-partnership C corporation structure.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023
Revenue	$90,807	$105,086	$(14,279)	(14)%
Cost of revenue	54,347	56,829	(2,482)	(4)%
Gross profit	36,460	48,257	(11,797)	(24)%
Operating expenses
General and administrative expenses	22,772	19,992	2,780	14%
Depreciation and amortization	2,104	2,165	(61)	(3)%
Total operating expenses	24,876	22,157	2,719	12%
Income from operations	11,584	26,100	(14,516)	(56)%
Interest expense, net	(4,362)	(5,996)	(1,634)	(27)%
Income before income taxes	7,222	20,104	(12,882)	(64)%
Income tax expense	(2,448)	(3,121)	(673)	(22)%
Net income	4,774	16,983	(12,209)	(72)%
Less: net income attributable to non-controlling interests	—	2,687	(2,687)	(100)%
Net income attributable to Shoals Technologies Group, Inc.	$4,774	$14,296	$(9,522)	(67)%

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue
Revenue decreased by $14.3 million, or 14%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, driven by lower sales volumes resulting from fewer production days, as well as solar project delays that have pushed projects out from the first half of 2024.

Cost of Revenue and Gross Profit
Cost of revenue decreased by $2.5 million, or 4%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, driven by the decrease in revenue. Gross profit as a percentage of revenue was 40.2% during three months ended March 31, 2024, and 45.9% during the three months ended March 31, 2023. The decrease in gross profit as a percentage of revenue was driven by product mix, an increase in labor costs, and a reduction in leverage on fixed costs.

Operating Expenses
General and Administrative
General and administrative expenses increased $2.8 million, or 14%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in general and administrative expenses was the result of an increase in professional fees of $3.7 million, primarily related to legal fees incurred in connection with the ongoing patent infringement and wire insulation shrinkback litigation, as well as an increase in wages and related taxes of $1.2 million due to increased employee headcount to support our growth initiatives. This increase is offset by a decrease of $2.5 million in equity-based compensation, which is attributable to the termination of our former CEO’s employment for disability during March 2023.

Depreciation and Amortization

Depreciation and amortization expenses decreased $0.1 million, or 3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in depreciation and amortization was due to a reduction in amortization expense related to definite lived intangible assets that became fully amortized during 2023. This decrease is offset by an increase in depreciation expense related to additional purchases of plant, property and equipment to support our growth initiatives.

Interest Expense
Interest expense, net decreased by $1.6 million or 27%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This decrease was due to a write-off of $2.5 million of unamortized deferred interest as a result of voluntary prepayments made on, and the payoff of, the Term Loan Facility during the three months ended March 31, 2024, as well as a decrease in the total weighted average outstanding balance of the Term Loan Facility and Revolving Credit Facility (as defined in Note 9 - Long-Term Debt) during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was offset by a write-off of $2.3 million of unamortized deferred financing costs as a result of voluntary prepayments made on, and the payoff of, the Term Loan Facility during the three months ended March 31, 2024, as well as an increase in borrowing rates.

Income tax expense
Income tax expense totaled $2.4 million for the three months ended March 31, 2024, as compared to income tax expense of $3.1 million for the three months ended March 31, 2023. Our effective income tax rate for the three months ended March 31, 2024 and 2023 was 33.9% and 15.5%, respectively. The increase in our effective income tax rate for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to a reduction in favorable permanent differences related to net income attributable to non-controlling interests and discrete tax adjustments related to RSU and PSU vestings during the three months ended March 31, 2024.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus wire insulation shrinkback expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income plus (i) interest expense, net, (ii) income tax expense, (iii) depreciation expense, (iv) amortization of intangibles, (v) equity-based compensation, (vi) wire insulation shrinkback expenses, and (vii) wire insulation shrinkback litigation expenses. We define Adjusted Net Income as net income attributable to Shoals Technologies Group, Inc. plus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) adjustment to the provision for income tax, (iii) amortization of intangibles, (iv) amortization / write-off of deferred financing costs, (v) equity-based compensation, (vi) wire insulation shrinkback expenses, and (vii) wire insulation shrinkback litigation expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding Class B common stock for Class A common stock as of the beginning of the earliest period presented.
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
Because of these limitations, Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. You should review the reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage, net income to Adjusted EBITDA, and net income attributable to Shoals Technologies Group, Inc. to Adjusted Net Income and Adjusted Diluted EPS below and not rely on any single financial measure to evaluate our business.
Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$90,807	$105,086
Cost of revenue	54,347	56,829
Gross profit	$36,460	$48,257
Gross profit percentage	40.2%	45.9%

Wire insulation shrinkback expenses (a)	$—	$2,006
Adjusted gross profit	$36,460	$50,263
Adjusted gross profit percentage	40.2%	47.8%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$4,774	$16,983
Interest expense, net	4,362	5,996
Income tax expense	2,448	3,121
Depreciation expense	1,106	484
Amortization of intangibles	1,896	2,022
Equity-based compensation	5,023	7,523
Wire insulation shrinkback expenses (a)	—	2,006
Wire insulation shrinkback litigation expenses (b)	849	—
Adjusted EBITDA	$20,458	$38,135

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income attributable to Shoals Technologies Group, Inc.	$4,774	$14,296
Net income impact from assumed exchange of Class B common stock to Class A common stock (c)	—	2,687
Adjustment to the provision for income tax (d)	—	(653)
Tax effected net income	4,774	16,330
Amortization of intangibles	1,896	2,022
Amortization / write-off of deferred financing costs	2,626	350
Equity-based compensation	5,023	7,523
Wire insulation shrinkback expenses (a)	—	2,006
Wire insulation shrinkback litigation expenses (b)	849	—
Tax impact of adjustments (e)	(2,547)	(2,892)
Adjusted Net Income	$12,621	$25,339
(a)    For the three months ended March 31, 2023, represents $2.0 million of inventory write-downs of defective wire in connection with the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 8 - Warranty Liability, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(b)    For the three months ended March 31, 2024, represents $0.8 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 14 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.
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

	Three Months Ended March 31,
	2024	2023
Statutory U.S. Federal income tax rate	21.0%	21.0%
Permanent adjustments	0.8%	0.3%
State and local taxes (net of federal benefit)	2.7%	3.0%
Effective income tax rate for Adjusted Net Income	24.5%	24.3%

(e)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share):

	Three Months Ended March 31,
	2024	2023
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	170,514	147,107
Assumed exchange of Class B common stock to Class A common stock	—	23,110
Adjusted diluted weighted average shares outstanding	170,514	170,217

Adjusted Net Income	$12,621	$25,339
Adjusted Diluted EPS	$0.07	$0.15

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
We generated cash from operating activities of $12.9 million during the three months ended March 31, 2024, as compared to cash provided by operating activities of $9.9 million during the three months ended March 31, 2023. As of March 31, 2024, our cash and cash equivalents were $15.2 million, a decrease from $22.7 million as of December 31, 2023. As of March 31, 2024 we had outstanding borrowings of $168.8 million, a decrease from $183.8 million as of December 31, 2023. As of March 31, 2024, we also had $31.0 million available for additional borrowings under our $200.0 million Revolving Credit Facility.
On December 27, 2023 and January 19, 2024 we used borrowings under the Revolving Credit Facility and cash on hand to make voluntary prepayments of outstanding borrowings under the Term Loan Facility of $50.0 million and $100.0 million, respectively. Following the amendment to the Senior Secured Credit Agreement on March 19, 2024, which, among other things, increased the amount available for borrowing under the Revolving Credit Facility from $150.0 million to $200.0 million, we made a $43.8 million voluntary prepayment of all the outstanding term loans under the Senior Secured Credit Agreement, thereby terminating the Term Loan Facility.
During the three months ended March 31, 2024, we also used approximately $3.7 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. We expect to continue spending significant amounts of cash in connection thereof. For more information, see Note 8 - Warranty Liability in our condensed consolidated financial statements.

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$12,860	$9,913
Net cash used in investing activities	(2,483)	(2,003)
Net cash used in financing activities	(17,848)	(10,216)
Net decrease in cash and cash equivalents	$(7,471)	$(2,306)
Operating Activities
For the three months ended March 31, 2024, cash provided by operating activities was $12.9 million, primarily due to operating results that included $4.8 million of net income, which included $13.7 million of non-cash expense, along with a decrease in accounts receivable and unbilled receivables of $20.4 million. These cash inflows were offset by a decrease of $12.1 million in accounts payable and accrued expenses, an increase of $6.8 million in inventory, cash outflows of $3.7 million related to the warranty liability, and a decrease of $0.4 million in deferred revenue.
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
Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was $2.5 million, all of which was attributable to the purchase of property and equipment.
For the three months ended March 31, 2023, net cash used in investing activities was $2.0 million, all of which was attributable to the purchase of property and equipment.
Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities was $17.8 million, primarily due to $143.8 million in voluntary prepayments on, and the payoff of, the Term Loan Facility, $2.0 million of deferred financing costs paid in connection with the amendment of the Senior Secured Credit Facility on March 19, 2024, and $0.8 million in taxes related to net share settled equity awards. These cash outflows were offset by $128.8 million in net borrowings on the Revolving Credit Facility.
For the three months ended March 31, 2023, net cash used in financing activities was $10.2 million, primarily due to $3.6 million in taxes related to net share settled equity awards, $3.0 million in net payments on the Revolving Credit Facility, and $2.6 million in distributions to our non-controlling interest holders.
Debt Obligations
For a discussion of our debt obligations, see Note 9 - Long-Term Debt in our condensed consolidated financial statements included in this Form 10-Q.
Surety Bonds

For a discussion of our surety bond obligations see Note 14 - Commitments and Contingencies in our condensed consolidated financial statements included in this Form 10-Q.
Product Warranty
For a discussion of our product warranties see Note 8 - Warranty Liability in our condensed consolidated financial statements included in this Form 10-Q.

Critical Accounting Policies and Accounting Estimates
For a description of the application of our critical accounting policies or estimation procedures, see our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a description of our analysis of quantitative and qualitative market risk, see our 2023 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of the material factors that make an investment in the Company speculative or risky, please see the risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
10.1	Form of RSU Grant Notice and Award Agreement 2024	10-K	2/28/2024	10.12
10.2	Form of PSU Grant Notice and Award Agreement 2024	10-K	2/28/2024	10.13
10.3	Amendment No. 6 to Credit Agreement, dated as of March 19, 2024, between Shoals Technologies Group, Inc., as Borrower, Wilmington Trust, National Association, as Collateral Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and each L/C Issuer and lender from time to time party thereto.	8-K	3/22/2024	10.1
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	May 7, 2024	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	May 7, 2024	By:	/s/ Inez Lund
			Name:	Inez Lund
			Title:	Chief Accounting Officer