Form 10-Q
period 2024-06-30
Shoals Technologies Group, Inc.
filed 2024-08-06
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 5, 2024, the registrant had 166,646,253 shares of Class A common stock and no shares of Class B common stock outstanding. This number excludes 3,908,387 shares held by the registrant as Treasury Stock.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) of Shoals Technologies Group, Inc. (the “Company,” “we,” “us,” “our,” and “Shoals”) contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; expectations regarding the utility scale solar market; project delays; regulatory environment; pipeline and orders; business strategies; technology developments; financing and investment plans, including our share repurchase program; warranty, litigation and liability accruals and estimates of loss or gains; litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback (as defined below) litigation; potential growth opportunities, including international growth, production and capacity at our plants; potential repurchases under the Company’s Repurchase Program (as defined below); and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Some of the key factors that could cause actual results to differ from our expectations include the following:
•if demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, including as a result of industry project delays, we may not be able to achieve our anticipated level of growth and our business will suffer;
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
•current macroeconomic events, including high inflation, high interest rates, a potential recession, uncertainty surrounding the election cycle and geopolitical instability could impact our business and financial results;
•our industry has historically been cyclical and experienced periodic downturns;
•the interruption of the flow of raw materials from international vendors has disrupted our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
•we are subject to risks associated with legal proceedings and claims, including the patent infringement complaints that we filed with the U.S. International Trade Commission (the “ITC”) and two District Courts, the securities and derivative litigation initiated in 2024, and other legal proceedings and claims, which may or may not arise in the normal course of our business;
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
•failure to effectively utilize information technology systems or implement new technologies and the unauthorized disclosure of personal or sensitive data or confidential information, whether through a
v

breach of our computer system or otherwise, could severely disrupt our business or reduce our sales or profitability;
•compromises, interruptions or shutdowns of our information technology systems, including those managed by third parties, whether intentional or inadvertent, have led to delays in our business operations and, if future incidents are significant or extreme, could affect our results of operations;
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
•we may not repurchase all shares authorized for repurchase under our share Repurchase Program (as defined below), we cannot guarantee that the Repurchase Program will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our Class A common stock;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$3,189	$22,707
Accounts receivable, net	92,261	107,118
Unbilled receivables	17,015	40,136
Inventory, net	60,006	52,804
Other current assets	4,784	4,421
Total Current Assets	177,255	227,186
Property, plant and equipment, net	26,932	24,836
Goodwill	69,941	69,941
Other intangible assets, net	44,876	48,668
Deferred tax assets	461,676	468,195
Other assets	7,757	5,167
Total Assets	$788,437	$843,993

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$16,187	$14,396
Accrued expenses and other	9,683	22,907
Warranty liability—current portion	31,148	31,099
Deferred revenue	21,244	22,228
Long-term debt—current portion	—	2,000
Total Current Liabilities	78,262	92,630
Revolving line of credit	146,750	40,000
Long-term debt, less current portion	—	139,445
Warranty liability, less current portion	16,182	23,815
Other long-term liabilities	2,657	3,107
Total Liabilities	243,851	298,997
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 170,511,566 and 170,117,289 shares issued; 168,308,923 and 170,117,289 outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	468,787	470,542
Treasury stock, at cost, 2,202,643 and zero shares as of June 30, 2024 and December 31, 2023, respectively	(15,231)	—
Retained earnings	91,028	74,452
Total stockholders' equity	544,586	544,996
Total Liabilities and Stockholders’ Equity	$788,437	$843,993
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$99,249	$119,208	$190,056	$224,294
Cost of revenue	59,252	68,691	113,599	125,520
Gross profit	39,997	50,517	76,457	98,774
Operating expenses
General and administrative expenses	19,218	16,723	41,990	36,715
Depreciation and amortization	2,198	2,158	4,302	4,323
Total operating expenses	21,416	18,881	46,292	41,038
Income from operations	18,581	31,636	30,165	57,736
Interest expense, net	(3,063)	(6,505)	(7,425)	(12,501)
Income before income taxes	15,518	25,131	22,740	45,235
Income tax expense	(3,716)	(6,207)	(6,164)	(9,328)
Net income	11,802	18,924	16,576	35,907
Less: net income attributable to non-controlling interests	—	—	—	2,687
Net income attributable to Shoals Technologies Group, Inc.	$11,802	$18,924	$16,576	$33,220

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share of Class A common stock:
Basic	$0.07	$0.11	$0.10	$0.21
Diluted	$0.07	$0.11	$0.10	$0.21
Weighted average shares of Class A common stock outstanding:
Basic	169,991	169,887	170,136	158,213
Diluted	170,100	170,241	170,252	158,694

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity(Unaudited)
(in thousands, except shares)

For the three and six months ended June 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2023	170,117,289	$2	—	$—	$470,542	—	$—	$74,452	$—	$544,996
Net income	—	—	—	—	—	—	—	4,774	—	4,774
Equity-based compensation	—	—	—	—	5,023	—	—	—	—	5,023
Activity under equity-based compensation plan	—	—	—	—	(816)	—	—	—	—	(816)
Vesting of restricted / performance stock units	303,020	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	170,420,309	2	—	—	474,749	—	—	79,226	—	553,977
Net income	—	—	—	—	—	—	—	11,802	—	11,802
Equity-based compensation	—	—	—	—	4,087	—	—	—	—	4,087
Activity under equity-based compensation plan	—	—	—	—	(49)	—	—	—	—	(49)
Vesting of restricted / performance stock units	91,257	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(2,202,643)	$—	—	$—	$(10,000)	2,202,643	$(15,231)	$—	$—	$(25,231)
Balance at June 30, 2024	168,308,923	$2	—	$—	$468,787	2,202,643	$(15,231)	$91,028	$—	$544,586

For the three and six months ended June 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	137,904,663	$1	31,419,913	$1	$256,894	—	$—	$34,478	$9,615	$300,989
Net income	—	—	—	—	—	—	—	14,296	2,687	16,983
Equity-based compensation	—	—	—	—	7,523	—	—	—	—	7,523
Activity under equity-based compensation plan	—	—	—	—	(4,219)	—	—	—	687	(3,532)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,628)	(2,628)

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (continued)
(in thousands, except shares)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount		Shares	Amount
Vesting of restricted / performance stock units	495,831	—	—	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock, net	31,419,913	1	(31,419,913)	(1)	186,745	—	—	—	—	186,745
Reallocation of non-controlling interests	—	—	—	—	10,361	—	—	—	(10,361)	—
Balance at March 31, 2023	169,820,407	2	—	—	457,304	—	—	48,774	—	506,080
Net income	—	—	—	—	—	—	—	18,924	—	18,924
Equity-based compensation	—	—	—	—	4,445	—	—	—	—	4,445
Activity under equity-based compensation plan	—	—	—	—	(44)	—	—	—	—	(44)
Vesting of restricted / performance stock units	105,687	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	169,926,094	$2	—	$—	$461,705	—	$—	$67,698	$—	$529,405
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$16,576	$35,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,181	5,092
Amortization/write off of deferred financing costs	2,781	692
Equity-based compensation	9,110	11,968
Provision for credit losses	—	296
Provision for obsolete or slow-moving inventory	466	3,140
Provision for warranty expense	1,394	9,386
Deferred taxes	6,519	8,953
Changes in assets and liabilities:
Accounts receivable	14,857	(46,820)
Unbilled receivables	23,121	(4,951)
Inventory	(7,668)	1,402
Other assets	(791)	(2,064)
Accounts payable	1,791	7,014
Accrued expenses and other	(13,674)	92
Warranty liability	(8,978)	(312)
Deferred revenue	(984)	8,039
Net Cash Provided by Operating Activities	50,701	37,834
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,485)	(4,377)
Net Cash Used in Investing Activities	(4,485)	(4,377)
Cash Flows from Financing Activities
Distributions to non-controlling interests	—	(2,628)
Employee withholding taxes related to net settled equity awards	(865)	(3,576)
Payments on term loan facility	(143,750)	(1,000)
Proceeds from revolving credit facility	148,750	5,000
Repayments of revolving credit facility	(42,000)	(33,000)
Deferred financing costs	(2,638)	—
Repurchase of Class A common stock	(25,231)	—
Other	—	(1,159)
Net Cash Used in Financing Activities	(65,734)	(36,363)
Net Decrease in Cash and Cash Equivalents	(19,518)	(2,906)
Cash and Cash Equivalents—Beginning of Period	22,707	8,766
Cash and Cash Equivalents—End of Period	$3,189	$5,860

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2024	2023

Supplemental Cash Flows Information:
Cash paid for interest	$10,562	$11,300
Cash paid for taxes	$120	$865
Non-cash investing and financing activities:
Recording of deferred tax assets and capital contribution related to exchanges of Class B common stock to Class A common stock	$—	$187,648

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
The Company is headquartered in Portland, Tennessee and is a leading provider of electrical balance of systems (“EBOS”) solutions for the energy transition market.
On July 1, 2023, the Company contributed 100% of its limited liability interests of Shoals Parent LLC (“LLC Interests”) to its wholly-owned subsidiary Shoals Intermediate Parent, Inc. (“Shoals Intermediate Parent”), and following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the umbrella-partnership C corporation structure (“Up-C structure”). Following the elimination of the Up-C structure, effective December 31, 2023, the Company consummated an internal reorganization transaction whereby certain of the Company’s wholly-owned subsidiaries merged with and into other subsidiaries. As part of this reorganization, Shoals Parent LLC merged with and into Shoals Intermediate Parent, with Shoals Intermediate Parent as the surviving corporation. As of June 30, 2024, the Company owns directly or indirectly four subsidiaries: Shoals Intermediate Parent, Shoals Technologies Group, LLC, Shoals International, LLC and Shoals Energy Spain, S.L.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, the condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of its operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Customer Concentrations
The Company had the following revenue concentration representing approximately 10% or more of revenue for the six months ended June 30, 2024 and 2023 and related accounts receivable concentration as of June 30, 2024 and December 31, 2023:

	2024		2023
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	35.2%	43.8%	25.7%	37.5%
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
The fair values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s long-term debt and revolving line of credit approximates fair value and is considered level 2, as they are based on current market rates at which the Company could borrow funds with similar terms.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$93,020	$107,877
Less: allowance for credit losses	(759)	(759)
Accounts receivable, net	$92,261	$107,118

4.    Inventory
Inventory, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$63,543	$57,608
Work in process	2,051	1,111
Finished goods	1,088	654
Allowance for obsolete or slow-moving inventory	(6,676)	(6,569)
Inventory, net	$60,006	$52,804

5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		June 30, 2024	December 31, 2023
Land	N/A	$840	$840
Building and land improvements	5-40	13,799	13,134
Machinery and equipment	3-5	20,978	17,528
Furniture and fixtures	3-7	2,626	2,766
Vehicles	5	125	125
		38,368	34,393
Less: accumulated depreciation		(11,436)	(9,557)
Property, plant and equipment, net		$26,932	$24,836

Depreciation expense for the three months ended June 30, 2024 and 2023 was $1.3 million and $0.6 million, respectively. During the three months ended June 30, 2024 and 2023, $1.0 million and $0.4 million, respectively, of depreciation expense was allocated to cost of revenue and $0.3 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.
Depreciation expense for the six months ended June 30, 2024 and 2023 was $2.4 million and $1.1 million, respectively. During the six months ended June 30, 2024 and 2023, $1.9 million and $0.8 million,

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
respectively, of depreciation expense was allocated to cost of revenue and $0.5 million and $0.3 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2024. Goodwill totaled $69.9 million as of June 30, 2024 and December 31, 2023.
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	June 30, 2024	December 31, 2023
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		29,157	27,135
Developed technology		18,853	17,522
Trade names		6,714	6,275
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		57,324	53,532
Total other intangible assets, net		$44,876	$48,668
Amortization expense related to intangible assets amounted to $1.9 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, and $3.8 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$3,793	$10,796
Accrued interest	288	5,934
Other accrued expenses	5,602	6,177
Total accrued expenses and other	$9,683	$22,907

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8.    Warranty Liability
General Warranty
The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of June 30, 2024 and December 31, 2023 our estimated general warranty liability was approximately $1.4 million and zero, respectively. The Company recorded total warranty expense related to general warranty matters of $0.8 million and $1.4 million for the three and six months ended June 30, 2024, respectively, and $0.5 million for the three and six months ended June 30, 2023.
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, the Company determined that a potential range of loss was both probable and reasonably estimable. As of June 30, 2024, the estimate of potential losses remains unchanged from the estimate provided as of December 31, 2023. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low end of the range of potential loss of $59.7 million. The high-end of the range of potential loss is $184.9 million, which is $125.2 million higher than the amount recorded. As of June 30, 2024 and December 31, 2023 our recorded warranty liability related to this matter was $46.0 million and $54.9 million, respectively.
The estimated range is based on several assumptions, including the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. While our wire insulation shrinkback warranty liability represents our best estimate of the range of expected losses at any given time, the Company remains in the early stages of the identification, repair and replacement process and may increase or decrease its estimated warranty liability from its current estimate as additional information becomes available, including with respect to experience relating to weather delays, site access, vegetation management or other factors. Such increase or decrease may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 13 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of June 30, 2024.
The Company recorded total warranty expense related to this matter of zero for the three and six months ended June 30, 2024 and $8.9 million three and six months ended June 30, 2023.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, is estimated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty liability, beginning of period	$51,799	$400	$54,914	$560
Warranty expense	829	9,386	1,394	9,386
Payments	(5,298)	(152)	(8,978)	(312)
Warranty liability, end of period	47,330	9,634	47,330	9,634
Less: current portion	31,148	9,634	31,148	9,634
Warranty liability, net current portion	$16,182	$—	$16,182	$—

9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Term Loan Facility	$—	$143,750
Revolving Credit Facility	146,750	40,000
Less: deferred financing costs	—	(2,305)
Total debt, net of deferred financing costs	146,750	181,445
Less: current portion	—	(2,000)
Long-term debt, net current portion	$146,750	$179,445

Senior Secured Credit Agreement
The Company entered into a senior secured credit agreement (as amended, the “Senior Secured Credit Agreement”), which consisted of (i) a senior secured six-year term loan facility (the “Term Loan Facility”) and (ii) a revolving credit facility (the “Revolving Credit Facility”).
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of June 30, 2024, the interest rate on the Revolving Credit Facility ranged from 7.94% to 7.95%, which represented SOFR plus 2.50%. As of June 30, 2024, there were $146.8 million of outstanding borrowings, $0.3 million of outstanding letters of credit, and $52.9 million of availability under the Revolving Credit Facility.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of June 30, 2024, the Company was in compliance with all the required covenants.

10.    Earnings per Share ("EPS")
Basic EPS of Class A common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period (which does not include treasury stock). Diluted EPS of Class A common stock is computed similarly to basic EPS except that the weighted average shares outstanding are increased to include additional shares from the exchange of Class B common stock under the if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted/performance stock units are considered common stock equivalents for this purpose.
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Shoals Technologies Group, Inc. - basic	$11,802	$18,924	$16,576	$33,220

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock	—	—	—	—
Net income attributable to Shoals Technologies Group, Inc. - diluted	$11,802	$18,924	$16,576	$33,220
Denominator:
Weighted average shares of Class A common stock outstanding - basic	169,991	169,887	170,136	158,213
Effect of dilutive securities:
Restricted / performance stock units	109	354	116	481
Class B common stock	—	—	—	—
Weighted average shares of Class A common stock outstanding - diluted	170,100	170,241	170,252	158,694

Earnings per share of Class A common stock - basic	$0.07	$0.11	$0.10	$0.21
Earnings per share of Class A common stock - diluted	$0.07	$0.11	$0.10	$0.21
For the six months ended June 30, 2023, the reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock has been excluded along with the dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive, as they were antidilutive. For the three months ended June 30, 2023 and three and six months ended June 30, 2024 there were no shares of Class B common stock outstanding.

11.    Equity-Based Compensation
2021 Long-Term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the six months ended June 30, 2024, the Company granted 631,595 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs granted during 2024 have grant date fair values ranging from $7.16 to $15.39 per unit and generally vest ratably over 3 years, with grants to directors vesting over 1 year.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Six Months Ended June 30, 2024

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2023	1,171,466	$23.87
Granted	631,595	$13.26
Vested	(446,389)	$22.12
Forfeited	(54,336)	$22.77
Outstanding, June 30, 2024	1,302,336	$19.26

Performance Stock Units
During the six months ended June 30, 2024, the Company granted an aggregate of 324,099 Performance Stock Units ("PSUs") to certain executives. The PSUs granted during 2024 cliff vest after 3 years upon meeting certain revenue and adjusted diluted EPS targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $13.01 to $15.39.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Six Months Ended June 30, 2024

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2023	293,466	$22.59
Granted	324,099	$15.30
Vested	(12,967)	$18.65
Forfeited	(9,168)	$24.57
Outstanding, June 30, 2024	595,430	$18.68
The Company recognized equity-based compensation of $4.1 million and $4.4 million, respectively, for the three months ended June 30, 2024 and 2023, and $9.1 million and $12.0 million, respectively, for the six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company had $22.0 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 1.8 years.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Common Stock Economic and Voting Rights
Holders of Class A common stock and Class B common stock (if any shares are outstanding) are entitled to one vote per share and, except as otherwise required, vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock (if any shares are outstanding) are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock were only issuable to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. As of June 30, 2024, there were no shares of Class B common stock nor LLC Interests outstanding, and no shares of Class B common stock are currently issuable. Shares of Class B common stock were transferable only together with an equal number of LLC Interests.

Share Repurchase Program and Accelerated Share Repurchase Agreement
On June 11, 2024, the Company announced a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $150.0 million of the Company’s Class A common stock, with an estimated completion date of December 31, 2025. Under the Repurchase Program, the Company is authorized to repurchase shares of Class A common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Repurchase Program does not obligate the Company to repurchase shares of Class A common stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations, and other factors. The shares repurchased pursuant to the Repurchase Program are held as treasury shares of the Company (“Treasury Stock”).
In connection with the Repurchase Program, on June 11, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR”) with Jefferies LLC to repurchase $25.0 million of the Company’s Class A common stock. Under the terms of the ASR, the Company paid $25.0 million to Jefferies LLC on June 12, 2024, and received 2,202,643 shares of Class A common stock, representing approximately 60% of the notional amount of the ASR, based on the closing price of $6.81 on June 10, 2024.
As of June 12, 2024, the $25.0 million payment to Jefferies LLC was recognized as a reduction to stockholders’ equity, consisting of a $15.0 million increase in Treasury Stock, which reflected the value of the

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
initial 2,202,643 shares received upon initial settlement, and a $10.0 million decrease in Additional Paid-in Capital, which reflected the value of the shares then held by Jefferies LLC and pending final settlement of the ASR.
On August 5, 2024, in final settlement of the ASR, Jefferies LLC delivered an additional 1,705,744 shares of the Company’s Class A common stock to the Company. Final settlement was based on a repurchase price of $6.40 per share, which was based on the average of the daily volume weighted average price per share of the Company’s Class A common stock during the term of the ASR, less a discount. Upon final settlement the value of the shares was reclassified from Additional Paid-in Capital to Treasury Stock.

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

Intellectual Property Litigation
On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. On July 19, 2023, the Company filed an amended complaint with the ITC, adding allegations that Voltage also infringes a third, recently-issued patent owned by the Company. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. On June 28, 2023, the Company filed an amended complaint in the District Court action against Voltage alleging that they also infringe on a third, recently-issued patent owned by the Company. These complaints seek injunctive relief and damages for reasonable royalty and lost profits. The District Court actions have been stayed pending the final disposition of the ITC investigation. The Administrative Law Judge issued a Claim Construction Ruling on February 21, 2024, as a result of which, the Company filed an unopposed motion on February 26, 2024, which was granted on February 28, 2024, to remove one of the three asserted patents covering duplicative subject matter against Voltage. An evidentiary hearing in the ITC investigation was held from March 18 through 22, 2024. On July 8, 2024, the Administrative Law Judge issued a ruling delaying the Initial Determination from July 12, 2024 to August 16, 2024. As a result, the ITC has set a target date for completion of the investigation of December 16, 2024, and final resolution following a potential Presidential review in February 2025. The Company is vigorously pursuing these actions. However, at this stage, the

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

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

Securities and Derivative Litigation
On March 21, 2024, a purported stockholder filed a putative securities class action against the Company and certain of its current and former executive officers in the United States District Court for the Middle District of Tennessee, Nashville Division, captioned Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Shoals Technologies Group, Inc., et al. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements and omissions relating to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, recovery of fees and costs, and other relief that the court may find appropriate. On May 8, 2024 and May 15, 2024, respectively, similar class action complaints were filed in the same court against the Company and certain current and former officers, but these complaints also named as defendants the Company’s Board of Directors, and the selling shareholders and underwriters of the Company’s secondary public offering. While the allegations are largely similar to the first complaint, these new complaints also alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The new cases are captioned Oklahoma Police Pension and Retirement System v. Shoals Technologies Group, Inc. and Kissimmee Utility Authority Employees Retirement Plan v. Shoals Technologies Group, Inc.
On May 24, 2024, all of these cases were consolidated into one action. Plaintiffs Oklahoma Police Pension and Retirement System and Erste Asset Management GmbH have filed Lead Plaintiff Motions, which are currently pending. Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this consolidated lawsuit or determine the amount or range of potential losses associated with the consolidated lawsuit.
On May 16, 2024, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Middle District of Tennessee, Nashville

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Division, captioned Corwin v. Forth, et al. The complaint asserts claims for breach of fiduciary duty relating to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate.
The Company is named as a nominal defendant only. Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this lawsuit or determine the amount or range of potential losses associated with the lawsuit.
Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of June 30, 2024, the maximum potential payment obligation with regard to surety bonds was $2.4 million.

14.    Income Taxes
During the year ended December 31, 2023, the Company acquired the remaining non-controlling interest in Shoals Parent LLC and contributed 100% of its interest to its wholly-owned subsidiary, Shoals Intermediate Parent, thereby eliminating the Company’s Up-C structure. As a result of the contribution, Shoals Parent LLC ceased to be treated as a partnership for U.S. federal income tax purposes and became a single-member disregarded entity. Accordingly, the Company converted its outside basis differences in its investment in Shoals Parent LLC and remeasured its deferred taxes using the inside basis differences of Shoals Parent LLC’s assets and liabilities.
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations. As of the quarter ended June 30, 2024, the Company recorded $1.0 million of gross unrecognized tax benefits inclusive of interest and penalties,

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations.
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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
System solutions	$79,292	$102,061	$144,350	$193,360
Components	19,957	17,147	45,706	30,934
Total revenue	$99,249	$119,208	$190,056	$224,294

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

	Location on the Condensed Consolidated Balance Sheets	June 30, 2024	December 31, 2023
Billed accounts receivable	Accounts receivable, net	$88,565	$102,232
Retainage	Accounts receivable, net	$3,696	$4,886
Unbilled receivables	Unbilled receivables	$17,015	$40,136
Deferred revenue	Deferred revenue	$21,244	$22,228

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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three and six months ended June 30, 2024, $6.1 million and $16.0 million, respectively, of deferred revenue recorded as of December 31, 2023 was recognized in revenue. As of December 31, 2022, deferred revenue was $23.3 million and during the three and six months ended June 30, 2023, $6.2 million and $18.4 million, respectively, of deferred revenue recorded as of December 31, 2022, was recognized in revenue.

16. Subsequent Events
On July 24, 2024, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Middle District of Tennessee, Nashville Division, captioned Ouellet v. Whitaker et al. The complaint asserts claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act, in each case, relating to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only. Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this lawsuit or determine the amount or range of potential losses associated with the lawsuit.

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
Overview
We are a leading provider of electrical balance of systems (“EBOS”) solutions for the energy transition market. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we generally believe customers prioritize reliability and safety over price when selecting EBOS solutions.
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
Throughout the first two quarters of 2024, we have maintained focus on our growth strategy and continued strengthening our leadership position in the industry. We believe that as of June 30, 2024, we have worked with 13 of the top 15 U.S. solar EPCs, per Wood Mackenzie data from 2022-2024, and 11 of those EPCs used our combine-as-you-go system on their projects.
We derived 76.0% of our revenue from the sale of system solutions for the six months ended June 30, 2024. For the same period, we derived substantially all of our revenue from customers in the U.S. As of June 30, 2024, we had $642.3 million of backlog and awarded orders, backlog of $206.7 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $435.6 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of June 30, 2024, we believe approximately $206.1 million of backlog and $259.5 million of awarded orders have delivery dates in the next twelve months. Additionally, more than 12% of our June 30, 2024 backlog and awarded orders related to international projects. As of June 30, 2024, backlog and awarded orders increased by 18% relative to the same date last year and increased by 4% relative to March 31, 2024.
Trends and Uncertainties
Global inflationary pressures are expected to persist to a lesser extent during the remainder of 2024. As a result of such inflationary pressures, increased energy prices, freight premiums, and other operating costs continued in the first two quarters of 2024 and are expected to persist during the rest of 2024. Increased interest rates also continued to result in generally higher interest rates associated with our Senior Secured Credit Agreement in the three and six months ended June 30, 2024. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially high interest rates may drive a higher cost of capital during our forecasted period.
Our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were still impacted in 2023 and the first two quarters of 2024. The Company does not directly source a significant amount of raw materials from Europe. However, the Russia-Ukraine war has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout the remainder of 2024.
In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not experience such negative effects during the first two quarters of 2024. We continue to monitor the condition of our supply chain and evaluate our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations. During the three and six months ended June 30, 2024 we continued to monitor and reduce our inventory levels.
During 2023 and continuing in the first two quarters in 2024, the domestic utility scale solar market experienced project delays that have pushed projects out from the first half of 2024. Additionally, in 2023, the domestic utility scale solar market started experiencing slowing growth, which is expected to persist in the near term. These trends are the result of the costs of permitting issues; project financing; lingering uncertainty about the application of the Inflation Reduction Act of 2022 to solar projects; uncertainty regarding changes in the U.S. trade environment, including the imposition of trade restrictions, import tariffs, anti-dumping and countervailing duties; supply chain constraints; and interconnection complications. We expect these trends to persist throughout the remainder of 2024. These project slowdowns and delays have impacted our results, though we expect this trend to reverse over time. However, even though we expect our growth rate to decline from the very high levels of the last few years, we believe that our domestic utility scale business will continue growing at an attractive rate.
As of June 30, 2024, other than project pushouts, which resulted in decreased revenue, we did not experience material adverse effects on our financial results from the events and trends discussed above.
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
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-

time employees in our general and administrative departments increased from 121 to 155 from June 30, 2023 to June 30, 2024, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2024	2023			2024	2023
Revenue	$99,249	$119,208	$(19,959)	(17)%	$190,056	$224,294	$(34,238)	(15)%
Cost of revenue	59,252	68,691	(9,439)	(14)%	113,599	125,520	(11,921)	(9)%
Gross profit	39,997	50,517	(10,520)	(21)%	76,457	98,774	(22,317)	(23)%
Operating expenses
General and administrative expenses	19,218	16,723	2,495	15%	41,990	36,715	5,275	14%
Depreciation and amortization	2,198	2,158	40	2%	4,302	4,323	(21)	—%
Total operating expenses	21,416	18,881	2,535	13%	46,292	41,038	5,254	13%
Income from operations	18,581	31,636	(13,055)	(41)%	30,165	57,736	(27,571)	(48)%
Interest expense, net	(3,063)	(6,505)	(3,442)	(53)%	(7,425)	(12,501)	(5,076)	(41)%
Income before income taxes	15,518	25,131	(9,613)	(38)%	22,740	45,235	(22,495)	(50)%
Income tax expense	(3,716)	(6,207)	(2,491)	(40)%	(6,164)	(9,328)	(3,164)	(34)%
Net income	11,802	18,924	(7,122)	(38)%	16,576	35,907	(19,331)	(54)%
Less: net income attributable to non-controlling interests	—	—	—	—%	—	2,687	(2,687)	(100)%
Net income attributable to Shoals Technologies Group, Inc.	$11,802	$18,924	$(7,122)	(38)%	$16,576	$33,220	$(16,644)	(50)%

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue
Revenue decreased by $20.0 million, or 17%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, driven by lower sales volumes primarily resulting from lower demand as a result of solar project delays that have pushed projects out from the first half of 2024.

Cost of Revenue and Gross Profit
Cost of revenue decreased by $9.4 million, or 14%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, driven by the decrease in revenue. Gross profit as a percentage of revenue was 40.3% during three months ended June 30, 2024, and 42.4% during the three months ended June 30, 2023. The decrease in gross profit as a percentage of revenue was driven by an increase in labor costs, and a reduction in leverage on fixed costs.

Operating Expenses
General and Administrative
General and administrative expenses increased $2.5 million, or 15%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in general and administrative expenses was the result of an increase in professional fees of $1.2 million primarily related to legal fees incurred in connection with the ongoing patent infringement and wire insulation shrinkback litigation, as well as an increase in wages and related taxes of $1.0 million due to increased employee headcount to support our growth initiatives.

Depreciation and Amortization
Depreciation and amortization expenses increased by less than $0.1 million, or 2%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in depreciation and amortization was due to an increase in depreciation expense related to additional purchases of PP&E to support our growth initiatives. This increase was offset by a decrease in depreciation and amortization resulting from definite lived intangible assets that became fully amortized during 2023.

Interest Expense
Interest expense, net decreased by $3.4 million, or 53%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease was due to a decrease in the total weighted average outstanding balance of the Term Loan Facility and Revolving Credit Facility (as defined in Note 9 - Long-Term Debt) during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as well as a decrease in borrowing rates as a result of the amendment to the Senior Secured Credit Agreement.

Income tax expense
Income tax expense totaled $3.7 million for the three months ended June 30, 2024, as compared to income tax expense of $6.2 million for the three months ended June 30, 2023. Our effective income tax rate for the three months ended June 30, 2024 and 2023 was 23.9% and 24.7%, respectively. The decrease in our effective income tax rate for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to a refund received as a result of a change in Tennessee tax law that went into effect during May 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue
Revenue decreased by $34.2 million, or 15%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, driven by lower sales volumes resulting from solar project delays that have pushed projects out from the first half of 2024.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $11.9 million, or 9%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, driven by the decrease in revenue. Gross profit as a percentage of revenue was 40.2% during the six months ended June 30, 2024, and 44.0% during the six months ended June 30, 2023. The decrease in gross profit as a percentage of revenue was driven by an increase in labor costs, and a reduction in leverage on fixed costs.
Operating Expenses
General and Administrative
General and administrative expenses increased $5.3 million, or 14%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in general and administrative expenses was the result of an increase in professional fees of $5.1 million primarily related to legal fees incurred in connection with the ongoing patent infringement and wire insulation shrinkback litigation, as well as an increase in wages and related taxes of $2.2 million due to increased employee headcount to support our growth. These increases are offset by a decrease in equity-based compensation of $2.8 million mainly related to termination of our former CEO’s employment for disability during the six months ended June 30, 2023.

Depreciation and Amortization
Depreciation and amortization expense decreased by less than $0.1 million, or 0.5%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was due to definite lived intangible assets that became fully amortized during 2023. The decrease in depreciation and amortization is offset by an increase in depreciation expense related to additional purchases of PP&E to support our growth initiatives.
Interest Expense
Interest expense, net decreased by $5.1 million, or 41%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease was due to a write-off of $2.5 million of unamortized deferred interest as a result of voluntary prepayments made on, and the payoff of, the Term Loan Facility during the six months ended June 30, 2024, as well as a decrease in the total weighted average outstanding balance of the Term Loan Facility and Revolving Credit Facility (as defined in Note 9 - Long-Term Debt) during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, and a decrease in borrowing rates as a result of the amendment to the Senior Secured Credit Agreement. The decrease was offset by a write-off of $2.3 million of unamortized deferred financing costs as a result of voluntary prepayments made on, and the payoff of, the Term Loan Facility during the six months ended June 30, 2024.
Income tax expense
Income tax expense was $6.2 million for the six months ended June 30, 2024 as compared to income tax expense of $9.3 million for the six months ended June 30, 2023. Our effective income tax rate for the six months ended June 30, 2024 and 2023 was 27.1% and 20.6%, respectively. The increase in the effective tax rate was due to a reduction in favorable permanent differences as a result of net income attributable to non-controlling interests and discrete tax adjustments related to RSU and PSU vestings during the six months ended June 30, 2024.

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
Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$99,249	$119,208	$190,056	$224,294
Cost of revenue	59,252	68,691	113,599	125,520
Gross profit	$39,997	$50,517	$76,457	$98,774
Gross profit percentage	40.3%	42.4%	40.2%	44.0%

Wire insulation shrinkback expenses (a)	$466	$9,488	$466	$11,494
Adjusted gross profit	$40,463	$60,005	$76,923	$110,268
Adjusted gross profit percentage	40.8%	50.3%	40.5%	49.2%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$11,802	$18,924	$16,576	$35,907
Interest expense, net	3,063	6,505	7,425	12,501
Income tax expense	3,716	6,207	6,164	9,328
Depreciation expense	1,283	565	2,389	1,049
Amortization of intangibles	1,896	2,021	3,792	4,043
Equity-based compensation	4,087	4,445	9,110	11,968
Wire insulation shrinkback expenses(a)	466	9,488	466	11,494
Wire insulation shrinkback litigation expenses (b)	1,372	—	2,221	—
Adjusted EBITDA	$27,685	$48,155	$48,143	$86,290

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Shoals Technologies Group, Inc.	$11,802	$18,924	$16,576	$33,220
Net income impact from assumed exchange of Class B common stock to Class A common stock (c)	—	—	—	2,687
Adjustment to the provision for income tax (d)	—	—	—	(653)
Tax effected net income	11,802	18,924	16,576	35,254
Amortization of intangibles	1,896	2,021	3,792	4,043
Amortization / write-off of deferred financing costs	155	342	2,781	692
Equity-based compensation	4,087	4,445	9,110	11,968
Wire insulation shrinkback expenses(a)	466	9,488	466	11,494
Wire insulation shrinkback litigation expenses (b)	1,372	—	2,221	—
Tax impact of adjustments (e)	(1,970)	(4,041)	(4,501)	(6,908)
Adjusted Net Income	$17,808	$31,179	$30,445	$56,543
(a)    For the six months ended June 30, 2024, represents (i) $0.5 million of inventory write-downs of wire in connection with the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback. For the six months ended June 30, 2023, represents (i) $8.9 million of wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, recorded during the three months ended June 30, 2023 and (ii) $2.6 million of inventory write-downs of defective wire in connection with the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, including $2.0 million and $0.6 million, respectively, recorded during the three months ended March 31, 2023 and June 30, 2023. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 8 - Warranty Liability, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(b)    For the three and six months ended June 30, 2024, represents $1.4 million and $2.2 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 13 -

Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(c)    Reflects net income to Class A common stock from assumed exchange of corresponding shares of our Class B common stock formerly held by our founder and management.
(d)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes. The adjustment to the provision for income tax reflects the effective tax rates below, and for the period prior to March 10, 2023, assumes Shoals Technologies Group, Inc. owned 100% of the units in Shoals Parent LLC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	0.9%	0.5%	0.8%	0.4%
State and local taxes (net of federal benefit)	2.8%	3.3%	2.7%	3.1%
Effective income tax rate for Adjusted Net Income	24.7%	24.8%	24.5%	24.5%

(e)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	170,100	170,241	170,252	158,694
Assumed exchange of Class B common stock to Class A common stock	—	—	—	11,491
Adjusted diluted weighted average shares outstanding	170,100	170,241	170,252	170,185

Adjusted Net Income	$17,808	$31,179	$30,445	$56,543
Adjusted Diluted EPS	$0.10	$0.18	$0.18	$0.33

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
We generated cash from operating activities of $50.7 million during the six months ended June 30, 2024, as compared to cash provided by operating activities of $37.8 million during the six months ended June

30, 2023. As of June 30, 2024, our cash and cash equivalents were $3.2 million, a decrease from $22.7 million as of December 31, 2023. As of June 30, 2024 we had outstanding borrowings of $146.8 million, a decrease from $183.8 million as of December 31, 2023. As of June 30, 2024, we also had $52.9 million available for additional borrowings under our $200.0 million Revolving Credit Facility.
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
On June 11, 2024, the Company announced the Repurchase Program authorizing the repurchase of up to $150.0 million of the Company’s Class A common stock, with an estimated completion date of December 31, 2025. Under the Repurchase Program, the Company is authorized to repurchase shares of Class A common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act.
In connection with the Repurchase Program, on June 11, 2024, the Company entered into an ASR with Jefferies LLC to repurchase $25.0 million of the Company’s Class A common stock. Under the terms of the ASR, the Company paid $25.0 million to Jefferies LLC on June 12, 2024, and received 2,202,643 shares of Class A common stock, representing approximately 60% of the notional amount of the ASR, based on the closing price of $6.81 on June 10, 2024.
As of June 12, 2024, the $25.0 million payment to Jefferies LLC was recognized as a reduction to stockholders’ equity, consisting of a $15.0 million increase in Treasury Stock, which reflected the value of the initial 2,202,643 shares received upon initial settlement, and a $10.0 million decrease in Additional Paid-in Capital, which reflected the value of the shares then held by Jefferies LLC and pending final settlement of the ASR.
On August 5, 2024, in final settlement of the ASR, Jefferies LLC delivered an additional 1,705,744 shares of the Company’s Class A common stock to the Company. Final settlement was based on a repurchase price of $6.40 per share, which was based on the average of the daily volume weighted average price per share of the Company’s Class A common stock during the term of the ASR, less a discount. Upon final settlement the value of the shares was reclassified from Additional Paid-in Capital to Treasury Stock. For more information, see Note 12 - Stockholders’ Equity in our condensed consolidated financial statements.
During the six months ended June 30, 2024, we also used approximately $9.0 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. We expect to continue spending significant amounts of cash in connection thereof. For more information, see Note 8 - Warranty Liability in our condensed consolidated financial statements.

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$50,701	$37,834
Net cash used in investing activities	(4,485)	(4,377)
Net cash used in financing activities	(65,734)	(36,363)
Net decrease in cash and cash equivalents	$(19,518)	$(2,906)

Operating Activities
For the six months ended June 30, 2024, cash provided by operating activities was $50.7 million, primarily due to operating results that included $16.6 million of net income, which included $26.5 million of non-cash expense, along with a decrease in accounts receivable and unbilled receivables of $38.0 million. These cash inflows were offset by a decrease of $11.9 million in accounts payable and accrued expenses driven by payment of 2023 bonuses during March 2024 and a reduction in accrued interest, cash outflows of $9.0 million related to the warranty liability, an increase of $7.7 million in inventory, and a decrease of $1.0 million in deferred revenue.
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
Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was $4.5 million, which was primarily attributable to the purchase of property and equipment.
For the six months ended June 30, 2023, net cash used in investing activities was $4.4 million, all of which was attributable to the purchase of property and equipment.
Financing Activities
For the six months ended June 30, 2024, net cash used in financing activities was $65.7 million, primarily due to $143.8 million in principal payments on the Term Loan Facility, $25.2 million paid to repurchase the Company’s Class A Common Stock under the ASR, $2.6 million of deferred financing costs paid in connection with the amendment to the Senior Secured Credit Agreement, and $0.9 million in taxes related to net share settled equity awards. These cash outflows are offset by $106.8 million in net proceeds on the Revolving Credit Facility.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. Except as described under Litigation in Note 13 - Commitments and Contingencies, there are no claims or proceedings to which we are party that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 1A. Risk Factors
For a discussion of the material factors that make an investment in the Company speculative or risky, please see the risk factors disclosure in our 2023 Form 10-K, in addition to the information set forth below in this Form 10-Q.
We may not repurchase all shares authorized under our Repurchase Program, we cannot guarantee that the Repurchase Program will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our Class A common stock.

Pursuant to the Repurchase Program announce by the Company on June 11, 2024, we are authorized to repurchase up to $150 million of outstanding shares of our Class A common stock from time to time through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Except for the $25 million of shares we were obligated to repurchase pursuant to the ASR agreement we entered into on June 11, 2024, we are not obligated to repurchase any shares, and the timing, manner, price, and actual amount of share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. Further, our Repurchase Program may be suspended or discontinued at any time. The timing of additional repurchases pursuant to our Repurchase Program could affect the price of our Class A common stock and increase its volatility. For example, any failure to repurchase Class A common stock after we announced our intention to do so may negatively impact investor confidence in us, impacting our stock price. Repurchasing our Class A common stock will reduce the amount of cash we have available, impacting our liquidity, and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our Class A common stock may decline below the levels at which we effected repurchases.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides our repurchases of shares of our Class A common stock during the second quarter of 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 31, 2024	—	$—	—	$—
June 1, 2024 - June 30, 2024 (1)	2,203	$6.40	2,203	$135,000
Total	2,203		2,203	$135,000
(1) On June 11, 2024, the Company announced the Repurchase Program, authorizing the repurchase of up to $150.0 million of the Company’s Class A common stock, par value $0.00001 per share, with an estimated completion date of December 31, 2025. Under the Repurchase Program, the Company is authorized to repurchase shares of Class A common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act.
In connection with the Repurchase Program, on June 11, 2024, the Company entered into the ASR with Jefferies LLC to repurchase $25.0 million of the Company’s Class A common stock. Under the terms of the ASR, the Company paid $25.0 million to Jefferies LLC on June 12, 2024, and received 2,202,643 shares of Class A common stock, representing approximately 60% of the notional amount of the ASR, based on the closing price of $6.81 on June 10, 2024. On August 5, 2024, in final settlement of the ASR, Jefferies LLC delivered an additional 1,705,744 shares of the Company’s Class A common stock to the Company, which are not reflected in the table.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021
3.3	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	August 6, 2024	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	August 6, 2024	By:	/s/ Inez Lund
			Name:	Inez Lund
			Title:	Chief Accounting Officer