Form 10-Q
period 2024-09-30
Shoals Technologies Group, Inc.
filed 2024-11-12
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 7, 2024, the registrant had 166,699,123 shares of Class A common stock and no shares of Class B common stock outstanding. This number excludes 3,908,387 shares held by the registrant as Treasury Stock.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) of Shoals Technologies Group, Inc. (the “Company,” “we,” “us,” “our,” and “Shoals”) contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; expectations regarding the utility scale solar market; project delays; regulatory environment; the effects of competitive dynamics, volume discounts and customer mix in our key markets; pipeline and orders; business strategies; technology developments; financing and investment plans; warranty, litigation and liability accruals and estimates of loss or gains; estimates of potential loss related to the wire insulation shrinkback (as defined below) matter; litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback litigation; potential growth opportunities, including international growth, production and capacity at our plants; and potential repurchases under the Company’s Repurchase Program (as defined below). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
•current macroeconomic events, including high inflation, high interest rates, a potential recession, uncertainty surrounding the impact of the election cycle and geopolitical instability could impact our business and financial results;
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
•if we fail to retain our key personnel and attract additional qualified personnel, our business strategy and prospects could suffer;
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
v

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
•we cannot assure you that the price of our Class A common stock will not decline or not be subject to continued significant volatility;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$11,106	$22,707
Accounts receivable, net	95,301	107,118
Unbilled receivables	13,792	40,136
Inventory, net	65,854	52,804
Other current assets	4,716	4,421
Total Current Assets	190,769	227,186
Property, plant and equipment, net	28,055	24,836
Goodwill	69,941	69,941
Other intangible assets, net	42,979	48,668
Deferred tax assets	460,011	468,195
Other assets	9,546	5,167
Total Assets	$801,301	$843,993

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$23,743	$14,396
Accrued expenses and other	12,865	22,907
Warranty liability—current portion	34,743	31,099
Deferred revenue	20,562	22,228
Long-term debt—current portion	—	2,000
Total Current Liabilities	91,913	92,630
Revolving line of credit	141,750	40,000
Long-term debt, less current portion	—	139,445
Warranty liability, less current portion	20,000	23,815
Other long-term liabilities	2,442	3,107
Total Liabilities	256,105	298,997
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 170,604,802 and 170,117,289 shares issued; 166,696,415 and 170,117,289 outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	479,764	470,542
Treasury stock, at cost, 3,908,387 and zero shares as of September 30, 2024 and December 31, 2023, respectively	(25,331)	—
Retained earnings	90,761	74,452
Total stockholders' equity	545,196	544,996
Total Liabilities and Stockholders’ Equity	$801,301	$843,993
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$102,165	$134,209	$292,221	$358,503
Cost of revenue	76,789	120,059	190,388	245,579
Gross profit	25,376	14,150	101,833	112,924
Operating expenses
General and administrative expenses	18,743	22,551	60,733	59,266
Depreciation and amortization	2,109	2,170	6,411	6,493
Total operating expenses	20,852	24,721	67,144	65,759
Income (loss) from operations	4,524	(10,571)	34,689	47,165
Interest expense, net	(3,088)	(5,899)	(10,513)	(18,400)
Income (loss) before income taxes	1,436	(16,470)	24,176	28,765
Income tax benefit (expense)	(1,703)	6,642	(7,867)	(2,686)
Net income (loss)	(267)	(9,828)	16,309	26,079
Less: net income attributable to non-controlling interests	—	—	—	2,687
Net income (loss) attributable to Shoals Technologies Group, Inc.	$(267)	$(9,828)	$16,309	$23,392

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) per share of Class A common stock:
Basic	$ (0.00)	$(0.06)	$0.10	$0.14
Diluted	$ (0.00)	$(0.06)	$0.10	$0.14
Weighted average shares of Class A common stock outstanding:
Basic	167,318	169,965	169,190	162,173
Diluted	167,381	169,965	169,310	162,611

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity(Unaudited)
(in thousands, except shares)

For the three and nine months ended September 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2023	170,117,289	$2	—	$—	$470,542	—	$—	$74,452	$—	$544,996
Net income	—	—	—	—	—	—	—	4,774	—	4,774
Equity-based compensation	—	—	—	—	5,023	—	—	—	—	5,023
Activity under equity-based compensation plan	—	—	—	—	(816)	—	—	—	—	(816)
Vesting of restricted / performance stock units	303,020	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	170,420,309	2	—	—	474,749	—	—	79,226	—	553,977
Net income	—	—	—	—	—	—	—	11,802	—	11,802
Equity-based compensation	—	—	—	—	4,087	—	—	—	—	4,087
Activity under equity-based compensation plan	—	—	—	—	(49)	—	—	—	—	(49)
Vesting of restricted / performance stock units	91,257	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(2,202,643)	—	—	—	(10,000)	2,202,643	(15,231)	—	—	(25,231)
Balance at June 30, 2024	168,308,923	2	—	—	468,787	2,202,643	(15,231)	91,028	—	544,586
Net loss	—	—	—	—	—	—	—	(267)	—	(267)
Equity-based compensation	—	—	—	—	1,282	—	—	—	—	1,282
Activity under equity-based compensation plan	—	—	—	—	(305)	—	—	—	—	(305)
Vesting of restricted stock units	93,236	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(1,705,744)	—	—	—	10,000	1,705,744	(10,100)	—	—	(100)
Balance at September 30, 2024	166,696,415	$2	—	$—	$479,764	3,908,387	$(25,331)	$90,761	$—	$545,196

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (continued)
(in thousands, except shares)
For the three and nine months ended September 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity

	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	137,904,663	$1	31,419,913	$1	$256,894	—	$—	$34,478	$9,615	$300,989
Net income	—	—	—	—	—	—	—	14,296	2,687	16,983
Equity-based compensation	—	—	—	—	7,523	—	—	—	—	7,523
Activity under equity-based compensation plan	—	—	—	—	(4,219)	—	—	—	687	(3,532)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,628)	(2,628)
Vesting of restricted / performance stock units	495,831	—	—	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock, net	31,419,913	1	(31,419,913)	(1)	186,745	—	—	—	—	186,745
Reallocation of non-controlling interests	—	—	—	—	10,361	—	—	—	(10,361)	—
Balance at March 31, 2023	169,820,407	2	—	—	457,304	—	—	48,774	—	506,080
Net income	—	—	—	—	—	—	—	18,924	—	18,924
Equity-based compensation	—	—	—	—	4,445	—	—	—	—	4,445
Activity under equity-based compensation plan	—	—	—	—	(44)	—	—	—	—	(44)
Vesting of restricted / performance stock units	105,687	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	169,926,094	2	—	—	461,705	—	—	67,698	—	529,405
Net loss	—	—	—	—	—	—	—	(9,828)	—	(9,828)
Equity-based compensation	—	—	—	—	5,092	—	—	—	—	5,092
Activity under equity-based compensation plan	—	—	—	—	(276)	—	—	—	—	(276)
Vesting of restricted / performance stock units	128,693	—	—	—	—	—	—	—	—	—
Elimination of the umbrella-partnership C corporation structure	—	—	—	—	247	—	—	—	—	247
Balance at September 30, 2023	170,054,787	$2	—	$—	$466,768	—	$—	$57,870	$—	$524,640
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$16,309	$26,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,332	7,744
Amortization/write off of deferred financing costs	2,937	1,032
Equity-based compensation	10,392	17,060
Provision for credit losses	—	296
Provision for obsolete or slow-moving inventory	1,505	3,639
Provision for warranty expense	15,203	59,723
Deferred taxes	8,184	2,456
Changes in assets and liabilities:
Accounts receivable	11,817	(58,607)
Unbilled receivables	26,344	(11,793)
Inventory	(14,555)	8,254
Other assets	(2,668)	(1,192)
Accounts payable	9,347	7,390
Accrued expenses and other	(10,707)	3,330
Warranty liability	(15,374)	(3,669)
Deferred revenue	(1,666)	3,766
Net Cash Provided by Operating Activities	66,400	65,508
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(6,862)	(7,642)
Other	—	(269)
Net Cash Used in Investing Activities	(6,862)	(7,911)
Cash Flows from Financing Activities
Distributions to non-controlling interests	—	(2,628)
Employee withholding taxes related to net settled equity awards	(1,170)	(3,852)
Payments on term loan facility	(143,750)	(1,500)
Proceeds from revolving credit facility	148,750	5,000
Repayments of revolving credit facility	(47,000)	(53,000)
Deferred financing costs	(2,638)	—
Repurchase of Class A common stock	(25,331)	—
Other	—	(1,159)
Net Cash Used in Financing Activities	(71,139)	(57,139)
Net Increase (Decrease) in Cash and Cash Equivalents	(11,601)	458
Cash and Cash Equivalents—Beginning of Period	22,707	8,766
Cash and Cash Equivalents—End of Period	$11,106	$9,224

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2024	2023

Supplemental Cash Flows Information:
Cash paid for interest	$13,452	$17,380
Cash paid for taxes	$106	$991
Non-cash investing and financing activities:
Recording of deferred tax assets and capital contribution related to exchanges of Class B common stock to Class A common stock	$—	$187,648

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
On July 1, 2023, the Company contributed 100% of its limited liability interests of Shoals Parent LLC (“LLC Interests”) to its wholly-owned subsidiary Shoals Intermediate Parent, Inc. (“Shoals Intermediate Parent”), and following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the umbrella-partnership C corporation structure (“Up-C structure”). Following the elimination of the Up-C structure, effective December 31, 2023, the Company consummated an internal reorganization transaction whereby certain of the Company’s wholly-owned subsidiaries merged with and into other subsidiaries. As part of this reorganization, Shoals Parent LLC merged with and into Shoals Intermediate Parent, with Shoals Intermediate Parent as the surviving corporation. As of September 30, 2024, the Company owns directly or indirectly four subsidiaries: Shoals Intermediate Parent, Shoals Technologies Group, LLC, Shoals International, LLC and Shoals Energy Spain, S.L.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, the condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of its operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Customer Concentrations
The Company had the following revenue concentration representing approximately 10% or more of revenue for the nine months ended September 30, 2024 and 2023 and related accounts receivable concentration as of September 30, 2024 and December 31, 2023:

	2024		2023
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	30.4%	27.7%	34.1%	37.5%
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$96,078	$107,877
Less: allowance for credit losses	(777)	(759)
Accounts receivable, net	$95,301	$107,118

4.    Inventory
Inventory, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$67,043	$57,608
Work in process	3,483	1,111
Finished goods	1,203	654
Allowance for obsolete or slow-moving inventory	(5,875)	(6,569)
Inventory, net	$65,854	$52,804

5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		September 30, 2024	December 31, 2023
Land	N/A	$840	$840
Building and land improvements	5-40	13,946	13,134
Machinery and equipment	3-5	22,746	17,528
Furniture and fixtures	3-7	2,772	2,766
Vehicles	5	125	125
		40,429	34,393
Less: accumulated depreciation		(12,374)	(9,557)
Property, plant and equipment, net		$28,055	$24,836

Depreciation expense for the three months ended September 30, 2024 and 2023 was $1.3 million and $0.7 million, respectively. During the three months ended September 30, 2024 and 2023, $1.1 million and $0.5 million, respectively, of depreciation expense was allocated to cost of revenue and $0.2 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.
Depreciation expense for the nine months ended September 30, 2024 and 2023 was $3.6 million and $1.7 million, respectively. During the nine months ended September 30, 2024 and 2023, $2.9 million and $1.2

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
million, respectively, of depreciation expense was allocated to cost of revenue and $0.7 million and $0.5 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2024. Goodwill totaled $69.9 million as of September 30, 2024 and December 31, 2023.
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2024	December 31, 2023
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		30,170	27,135
Developed technology		19,518	17,522
Trade names		6,933	6,275
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		59,221	53,532
Total other intangible assets, net		$42,979	$48,668
Amortization expense related to intangible assets amounted to $1.9 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $5.7 million and $6.0 million for the nine months ended September 30, 2024 and 2023, respectively.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$4,475	$10,796
Accrued interest	388	5,934
Other accrued expenses	8,002	6,177
Total accrued expenses and other	$12,865	$22,907

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8.    Warranty Liability
General Warranty
The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of September 30, 2024 and December 31, 2023 our estimated general warranty liability was approximately $1.7 million and zero, respectively. The Company recorded total warranty expense related to general warranty matters of $0.5 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively.
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, the Company determined that a potential range of loss was both probable and reasonably estimable. The Company has continued to refine assumptions based on additional information obtained throughout the remediation process, and as of September 30, 2024, determined that it was appropriate to adjust the range from the estimates provided as of June 30, 2024. Based on additional information obtained, the Company has increased the low-end of the estimated range from $59.7 million to $73.0 million, and decreased the high-end of the estimated range from $184.9 million to $160.0 million. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low-end of the range of potential loss of $73.0 million, which resulted in an increase in the warranty liability and warranty expense of $13.3 million. The high-end of the range of potential loss is $160.0 million, which is $87.0 million higher than the amount recorded. As of September 30, 2024 and December 31, 2023, the remaining estimated warranty liability related to this matter was $53.0 million and $54.9 million, respectively.
The estimated range, as revised, continues to be based on several assumptions, including the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. While our wire insulation shrinkback warranty liability represents our best estimate of the range of expected losses at any given time, the Company remains active in the ongoing identification, repair and replacement process and has increased, and may further increase or decrease, its estimated warranty liability from its current estimate based on available information, including with respect to experience relating to weather delays, site access, the scope of replacement, vegetation management or other factors. Such increase or decrease may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 13 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of September 30, 2024.
The Company recorded warranty expense related to this matter of $13.3 million for the three and nine months ended September 30, 2024 and $50.2 million and $59.1 million, respectively, during three and nine months ended September 30, 2023.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, is estimated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty liability, beginning of period	$47,330	$9,634	$54,914	$560
Warranty expense	13,809	50,421	15,203	59,723
Payments	(6,396)	(3,441)	(15,374)	(3,669)
Warranty liability, end of period	54,743	56,614	54,743	56,614
Less: current portion	34,743	17,254	34,743	17,254
Warranty liability, net of current portion	$20,000	$39,360	$20,000	$39,360

9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Term Loan Facility	$—	$143,750
Revolving Credit Facility	141,750	40,000
Less: deferred financing costs	—	(2,305)
Total debt, net of deferred financing costs	141,750	181,445
Less: current portion	—	(2,000)
Long-term debt, net of current portion	$141,750	$179,445

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
On March 19, 2024, the Company entered into an amendment to the Senior Secured Credit Agreement. The amendment, among other things, (i) increased the amount available for borrowing under the Revolving Credit Facility from $150.0 million to $200.0 million, (ii) reduced the interest rate margin applicable to the Revolving Credit Facility by at least 0.25%, with additional 0.25% step-downs if the consolidated first lien secured leverage ratio does not exceed certain thresholds (which step-downs will step back up if such leverage ratio exceeds those thresholds), (iii) reduced the commitment fee applicable to the undrawn amount of the Revolving Credit Facility by at least 0.10% with additional 0.05% step-downs if the consolidated first lien secured leverage ratio does not exceed certain thresholds (which step-downs will step back up if such leverage ratio exceeds such thresholds), (iv) lowered the maximum consolidated leverage ratio permitted under the Senior Secured Credit Agreement to (a) 4.25:1.00 from April 1, 2024 through March 31, 2025 and (b) thereafter, 4.00:1.00 (with temporary increases to the maximum consolidated first lien secured leverage ratio in the event a material acquisition closes), (v) extended the maturity date applicable to the Revolving Credit

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Facility to March 19, 2029, the fifth anniversary of the amendment’s effective date, and (vi) amended certain covenants under the Senior Secured Credit Agreement in a manner customary for facilities of this type.
On March 19, 2024, the Company made a $43.8 million voluntary prepayment of all the outstanding term loans under the Term Loan Facility, thereby terminating all term loan commitments under the Term Loan Facility.
Beginning March 19, 2024 and until the delivery of the Company’s compliance certificate for the second quarter of 2024 pursuant to the Senior Secured Credit Agreement, the Revolving Credit Facility bore interest at a rate equal to, at the Company’s election, either adjusted term SOFR or base rate (each, as defined in the Senior Secured Credit Agreement) plus (i) in the case of SOFR rate loans, 2.50% per annum and (ii) in the case of base rate loans, 1.50% per annum.
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
As of September 30, 2024, the interest rate on the Revolving Credit Facility ranged from 7.19% to 7.41%, which represented SOFR plus 2.50%. As of September 30, 2024, there were $141.8 million of outstanding borrowings, $0.3 million of outstanding letters of credit, and $57.9 million of availability under the Revolving Credit Facility.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of September 30, 2024, the Company was in compliance with all the required covenants.

10.    Earnings (Loss) per Share ("EPS")
Basic EPS of Class A common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock outstanding during the period (which does not include treasury stock). Diluted EPS of Class A common stock is computed similarly to basic EPS except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted/performance stock units are considered common stock equivalents for this purpose.
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Shoals Technologies Group, Inc. - basic	$(267)	$(9,828)	$16,309	$23,392
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock	—	—	—	—
Net income (loss) attributable to Shoals Technologies Group, Inc. - diluted	(267)	(9,828)	16,309	23,392
Denominator:
Weighted average shares of Class A common stock outstanding - basic	167,318	169,965	169,190	162,173
Effect of dilutive securities:
Restricted / performance stock units	63	—	120	438
Class B common stock	—	—	—	—
Weighted average shares of Class A common stock outstanding - diluted	167,381	169,965	169,310	162,611

Earnings (loss) per share of Class A common stock - basic	$ (0.00)	$(0.06)	$0.10	$0.14
Earnings (loss) per share of Class A common stock - diluted	$ (0.00)	$(0.06)	$0.10	$0.14
For the nine months ended September 30, 2023, the reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock has been excluded along with the dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive, as they were antidilutive.
For the three months ended September 30, 2023 and three and nine months ended September 30, 2024 there were no shares of Class B common stock outstanding as all outstanding shares of Class B common stock (together with the relevant limited liability units) were exchanged for Class A common stock in the first quarter of 2023. For the three months ended September 30, 2023, the assumed exercise of any restricted and performance stock units has been excluded as they were antidilutive.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock Units
During the nine months ended September 30, 2024, the Company granted 1,447,831 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs granted during 2024 have grant date fair values ranging from $5.12 to $15.39 per unit and generally vest ratably over 3 years, except retention grants granted in 2024, which vest two-thirds in 2026 and one-third in 2027, and director grants, which vest over 1 year.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Nine Months Ended September 30, 2024

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2023	1,171,466	$23.87
Granted	1,447,831	$9.22
Vested	(584,971)	$23.41
Forfeited	(195,586)	$17.07
Outstanding, September 30, 2024	1,838,740	$13.13

Performance Stock Units
During the nine months ended September 30, 2024, the Company granted an aggregate of 324,099 Performance Stock Units ("PSUs") to certain executives. The PSUs granted during 2024 cliff vest after 3 years upon meeting certain revenue and adjusted diluted EPS targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $13.01 to $15.39.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Nine Months Ended September 30, 2024

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2023	293,466	$22.59
Granted	324,099	$15.30
Vested	(12,967)	$18.65
Forfeited	(92,948)	$19.00
Outstanding, September 30, 2024	511,650	$18.72
The Company recognized equity-based compensation of $1.3 million and $5.1 million, respectively, for the three months ended September 30, 2024 and 2023, and $10.4 million and $17.1 million, respectively, for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the Company had $15.7 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 1.9 years.

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
Prior to the Company owning 100% of Shoals Parent LLC, the remaining interest in Shoals Parent LLC was held by the Continuing Equity Owners, who could exchange at each of their respective options, in whole or in part, from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (which shares were then immediately canceled)) for cash or newly issued shares of our Class A common stock. Accordingly, the Company consolidated the financial results of Shoals Parent LLC and reported non-controlling interests in its condensed consolidated financial statements. In accordance with the limited liability company agreement of Shoals Parent LLC, Shoals Parent LLC made cash distributions to its members in an amount sufficient to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent LLC taxable earnings. The payment of these cash distributions by Shoals Parent LLC to Continuing Equity Owners was recorded as distributions to holders of LLC Interests in the accompanying condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows.

Common Stock Economic and Voting Rights
Holders of Class A common stock and Class B common stock (if any shares are outstanding) are entitled to one vote per share and, except as otherwise required, vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock (if any shares are outstanding) are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock were only issuable to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. As of September 30, 2024, there were no shares of Class B common stock nor LLC Interests outstanding, and no shares of Class B common stock are currently issuable. Shares of Class B common stock were transferable only together with an equal number of LLC Interests.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Intellectual Property Litigation
On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. On July 19, 2023, the Company filed an amended complaint with the ITC, adding allegations that Voltage also infringes a third, recently-issued patent owned by the Company. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. On June 28, 2023, the Company filed an amended complaint in the District Court action against Voltage alleging that they also infringe on a third, recently-issued patent owned by the Company. These complaints seek injunctive relief and damages for reasonable royalty and lost profits. The District Court actions

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
have been stayed pending the final disposition of the ITC investigation. The Administrative Law Judge issued a Claim Construction Ruling on February 21, 2024, as a result of which, the Company filed an unopposed motion on February 26, 2024, which was granted on February 28, 2024, to remove one of the three asserted patents covering duplicative subject matter against Voltage. On August 30, 2024, the Administrative Law Judge issued a Final Initial Determination finding that Voltage violated Section 337 of the Tariff Act of 1930, as amended, by importing infringing LYNX trunk bus products into the United States. Petitions to review that decision have been filed by each party. The ITC has set a target date for completion of the investigation of December 30, 2024. If a remedial order is issued at that time, a 60-day Presidential Review Period will follow.

The Company is vigorously pursuing these actions. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.
Wire Insulation Shrinkback Litigation
On October 31, 2023, the Company filed a complaint against Prysmian in the U.S. District Court for the Middle District of Tennessee, Nashville Division. The complaint alleges that the Company suffered damages caused by defective wire Prysmian sold to the Company from approximately 2020 through approximately 2022. The complaint alleges that the wire at issue in the litigation has presented unacceptable levels of wire insulation shrinkback. The complaint includes, among other causes of action, product liability, breach of contract, breach of warranty, indemnity, and negligence claims. The Company seeks compensatory and punitive damages, recovery of all costs and expenses incurred by the Company in connection with the identification, repair and replacement of the Prysmian wire alleged to be defective, and other legal and equitable relief. The Company is vigorously pursuing its complaint, and as the Company continues to assess this matter, it may, from time to time, amend, update or supplement the complaint to, among other things, increase the damages sought for various purposes, including in accordance with increases to the Company’s estimated warranty liability and related expenses related to this matter. At this stage, the Company is unable to predict the outcome of this litigation or the impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.
Securities Litigation
On March 21, 2024, a purported stockholder filed a putative securities class action against the Company and certain of its current and former executive officers in the United States District Court for the Middle District of Tennessee, Nashville Division, captioned Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Shoals Technologies Group, Inc., et al. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements and omissions relating to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, recovery of fees and costs, and other relief that the court may find appropriate. On May 8, 2024 and May 15, 2024, respectively, similar class action complaints were filed in the same court against the Company and certain current and former officers, but these complaints also named as defendants the Company’s Board of Directors, and the selling shareholders and underwriters of the Company’s secondary public offering. While the allegations are largely similar to the first complaint, these new complaints also alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. These cases were captioned Oklahoma Police Pension and Retirement System v. Shoals Technologies Group, Inc. and Kissimmee Utility Authority Employees Retirement Plan v. Shoals Technologies Group, Inc.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On May 24, 2024, all of these cases were consolidated into one action captioned In re Shoals Technologies Group, Inc. Securities Litigation. Plaintiff Erste Asset Management GmbH has been appointed Lead Plaintiff, and the court has entered a schedule for motion to dismiss briefing. Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this consolidated lawsuit or determine the amount or range of potential losses associated with the consolidated lawsuit.
Derivative Litigation
On May 16, 2024, a derivative shareholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Middle District of Tennessee, Nashville Division, captioned Corwin v. Forth, et al. The complaint asserts claims for breach of fiduciary duty relating to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only. On July 24, 2024, another derivative shareholder action was filed against certain current and former officers and directors of the Company in the same court, captioned Ouellet v. Whitaker et al. The complaint asserts, among others, claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act, and insider trading, all of which relate to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only. On August 21, 2024, these derivative shareholder actions were consolidated into a single action captioned In re Shoals Technologies Group, Inc. Derivative Litigation.
Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this lawsuit or determine the amount or range of potential losses associated with the lawsuit. This consolidated case is currently stayed pending the outcome of a motion to dismiss that will be filed in the securities matters referenced above.
Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of September 30, 2024, the maximum potential payment obligation with regard to surety bonds was $1.8 million.

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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax benefit (expense) line in the accompanying condensed consolidated statements of operations. As of the quarter ended September 30, 2024, the Company recorded $1.0 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations.
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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
System solutions	$78,587	$99,461	$222,937	$292,822
Components	23,578	34,748	69,284	65,681
Total revenue	$102,165	$134,209	$292,221	$358,503

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

	Location on the Condensed Consolidated Balance Sheets	September 30, 2024	December 31, 2023
Billed accounts receivable	Accounts receivable, net	$92,091	$102,232
Retainage	Accounts receivable, net	$3,210	$4,886
Unbilled receivables	Unbilled receivables	$13,792	$40,136
Deferred revenue	Deferred revenue	$20,562	$22,228

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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three and nine months ended September 30, 2024, $3.4 million and $19.4 million, respectively, of deferred revenue recorded as of December 31, 2023 was recognized in revenue. As of December 31, 2022, deferred revenue was $23.3 million and during the three and nine months ended September 30, 2023, $2.3 million and $20.8 million, respectively, of deferred revenue recorded as of December 31, 2022, was recognized in revenue.

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
Throughout the first three quarters of 2024, we have maintained focus on our growth strategy and continued strengthening our leadership position in the industry. We believe that as of September 30, 2024, we have worked with 13 of the top 15 U.S. solar EPCs, per Wood Mackenzie data from 2022-2024, and 11 of those EPCs used our combine-as-you-go system on their projects.
We derived 76.3% of our revenue from the sale of system solutions for the nine months ended September 30, 2024. For the same period, we derived substantially all of our revenue from customers in the U.S. As of September 30, 2024, we had $596.6 million of backlog and awarded orders, backlog of $153.4 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $443.2 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of September 30, 2024, we believe approximately $144.4 million of backlog and $310.8 million of awarded orders have delivery dates in the next twelve months. Additionally, more than 13% of our September 30, 2024 backlog and awarded orders related to international projects. As of September 30, 2024, backlog and awarded orders decreased by 5.8% relative to the same date last year and decreased by 7.1% relative to June 30, 2024, as a result of previously disclosed project delays.
Trends and Uncertainties
Global inflationary pressures are expected to persist to a lesser extent during the remainder of 2024. As a result of such inflationary pressures, increased energy prices, freight premiums, and other operating costs continued in the first three quarters of 2024 and are expected to persist during the rest of 2024. Increased interest rates also continued to result in generally higher interest rates associated with our Senior Secured Credit Agreement in the three and nine months ended September 30, 2024. The eventual implications of higher government deficits and debt, tighter monetary policy, and continued high interest rates may drive a higher cost of capital during our forecasted period.
Our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were still impacted in 2023 and the first three quarters of 2024. The Company does not directly source a significant amount of raw materials from Europe. However, the Russia-Ukraine war has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist throughout the remainder of 2024.
In addition, changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels, although we did not materially experience such negative effects during the first three quarters of 2024. We continue to monitor the condition of our supply chain and evaluate our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations. During the three and nine months ended September 30, 2024 we continued to monitor and optimize our inventory levels.
During 2023 and continuing in the first three quarters in 2024, the domestic utility scale solar market experienced project delays that have pushed projects beyond 2024. Additionally, in 2023, the domestic utility scale solar market started experiencing slowing growth, which is expected to persist in the near term. These trends are the result of the costs of permitting issues; project financing; lingering uncertainty about the application of the Inflation Reduction Act of 2022 to solar projects; uncertainty regarding changes in the U.S. trade environment, including the imposition of trade restrictions, import tariffs, anti-dumping and countervailing duties; supply chain constraints; and interconnection complications. We expect these trends to persist beyond 2024 and reverse over time. These project slowdowns and delays have impacted our results, lowering demand and sales volume. However, even though we expect our growth rate to decline from the very high levels of the last few years, we believe that our domestic utility scale business will continue growing at an attractive rate.
Our company continues to navigate the uncertainties relating to project delays. Additionally, we are experiencing competitive dynamics, volume discounts, and customer mix in our key markets, which so far have immaterially impacted our results of operations.
Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations.
Revenue
We generate revenue from the sale of EBOS systems and components for homerun and combine-as-you-go architectures, battery storage, and operations and maintenance offerings. Our customers include EPCs, utilities, solar developers, independent power producers, and solar module manufacturers. We derive the majority of our revenue from selling solar system solutions. When we sell a solar system solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for solar system solutions can vary from one to three months whereas manufacturing typically requires a shorter time frame. Contracts for solar system solutions can range in value from several hundred thousand to several million dollars.
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
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-

time employees in our general and administrative departments increased from 139 to 165 from September 30, 2023 to September 30, 2024, and we expect to hire new employees in the future to support our future growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
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
Amortization
Amortization of intangibles consists of amortization of customer relationships, developed technology, and trade names over their expected period of use.
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

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023			2024	2023
Revenue	$102,165	$134,209	$(32,044)	(24)%	$292,221	$358,503	$(66,282)	(18)%
Cost of revenue	76,789	120,059	(43,270)	(36)%	190,388	245,579	(55,191)	(22)%
Gross profit	25,376	14,150	11,226	79%	101,833	112,924	(11,091)	(10)%
Operating expenses
General and administrative expenses	18,743	22,551	(3,808)	(17)%	60,733	59,266	1,467	2%
Depreciation and amortization	2,109	2,170	(61)	(3)%	6,411	6,493	(82)	(1)%
Total operating expenses	20,852	24,721	(3,869)	(16)%	67,144	65,759	1,385	2%
Income (loss) from operations	4,524	(10,571)	15,095	(143)%	34,689	47,165	(12,476)	(26)%
Interest expense, net	(3,088)	(5,899)	(2,811)	(48)%	(10,513)	(18,400)	(7,887)	(43)%
Income (loss) before income taxes	1,436	(16,470)	17,906	(109)%	24,176	28,765	(4,589)	(16)%
Income tax benefit (expense)	(1,703)	6,642	8,345	(126)%	(7,867)	(2,686)	5,181	193%
Net income (loss)	(267)	(9,828)	9,561	(97)%	16,309	26,079	(9,770)	(37)%
Less: net income attributable to non-controlling interests	—	—	—	—%	—	2,687	(2,687)	(100)%
Net income (loss) attributable to Shoals Technologies Group, Inc.	$(267)	$(9,828)	$9,561	(97)%	$16,309	$23,392	$(7,083)	(30)%

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue
Revenue decreased by $32.0 million, or 24%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, driven by lower sales volumes primarily resulting from lower demand as a result of solar project delays that have pushed projects out from the first three quarters of 2024, and to a lesser extent, competitive dynamics, volume discounts, and customer mix in our key markets.

Cost of Revenue and Gross Profit
Cost of revenue decreased by $43.3 million, or 36%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, driven by the decrease in revenue. Gross profit as a percentage of revenue was 24.8% during three months ended September 30, 2024, and 10.5% during the three months ended September 30, 2023. The increase in gross profit as a percentage of revenue was driven by a decrease in wire insulation shrinkback expenses recorded during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase in gross profit as a percentage of revenue was offset by an increase in labor costs, non-recurring operational charges, competitive dynamics, volume discounts, and customer mix in our key markets, and a reduction in leverage on fixed costs.

Operating Expenses
General and Administrative
General and administrative expenses decreased $3.8 million, or 17%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in general and administrative expenses was the result of a decrease in equity based compensation of $3.6 million due to a reduction in the probable outcome of PSU performance vesting conditions and forfeiture of RSUs and PSUs related to the resignation of a former officer, as well as a decrease in wages and related taxes of $0.8 million related to a decrease in bonus expense resulting from a decrease in estimated payouts under our annual incentive plan.

Depreciation and Amortization
Depreciation and amortization expenses decreased by less than $0.1 million, or 3%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was due to definite lived intangible assets that became fully amortized during 2023.

Interest Expense
Interest expense, net decreased by $2.8 million, or 48%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease was due to a decrease in the total weighted average outstanding balance of the Term Loan Facility and Revolving Credit Facility during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as well as a decrease in borrowing rates applicable to the Senior Secured Credit Agreement as a result of the amendment to the Senior Secured Credit Agreement and decreases in the federal funds effective rate.

Income tax benefit (expense)
Income tax expense totaled $1.7 million for the three months ended September 30, 2024, as compared to income tax benefit of $6.6 million for the three months ended September 30, 2023. Our effective income tax rate for the three months ended September 30, 2024 and 2023 was 118.6% and 40.3%, respectively. The change in our effective income tax rate was due to various discrete items, particularly RSU and PSU shortfalls and return to provision adjustments, during the three months ended September 30, 2024. Additionally, during the three months ended September 30, 2023 we recorded an income tax benefit of $5.1 million in connection with termination of the Up-C structure on July 1, 2023, which increased our effective income tax rate when considered in relation to the net loss recorded during the three months ended September 30, 2023 .

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue
Revenue decreased by $66.3 million, or 18%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, driven by lower sales volumes resulting from solar project delays that have pushed projects out from the first three quarters of 2024, and to a lesser extent, competitive dynamics, volume discounts, and customer mix in our key markets.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $55.2 million, or 22%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, driven by the decrease in revenue. Gross profit as a percentage of revenue increased during the nine months ended September 30, 2024 to 34.8%, as compared to 31.5% during the nine months ended September 30, 2023. The increase in gross profit as a percentage of revenue was driven by a decrease in wire insulation shrinkback expenses recorded during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase in gross profit as a percentage of revenue was offset by an increase in labor costs, competitive dynamics, volume discounts, and customer mix in our key markets, and a reduction in leverage on fixed costs.
Operating Expenses
General and Administrative
General and administrative expenses increased $1.5 million, or 2%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in general and administrative expenses was the result of an increase in professional fees of $5.2 million primarily related to legal fees incurred in connection with the ongoing patent infringement, wire insulation shrinkback litigation, and securities litigation, as well as an increase in wages and related taxes of $1.4 million due to increased employee headcount to support our future growth. These increases are offset by a decrease in equity-based compensation of $6.3 million related to a reduction in the probable outcome of PSU performance vesting conditions and forfeiture of RSUs and PSUs related to the resignation of a former officer during the nine months ended September 30, 2024, as well as termination of our former Chief Executive Officer’s employment for disability in March 2023, which resulted in acceleration of equity based compensation during the nine months ended September 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense decreased by less than $0.1 million, or 1.3%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was due to definite lived intangible assets that became fully amortized during 2023. The decrease in depreciation and amortization is offset by an increase in depreciation expense related to additional purchases of PP&E to support our growth initiatives.
Interest Expense
Interest expense, net decreased by $7.9 million, or 43%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease was due to a write-off of $2.5 million of unamortized deferred interest as a result of voluntary prepayments made on, and the payoff of, the Term Loan Facility during the nine months ended September 30, 2024, as well as a decrease in the total weighted average outstanding balance of the Term Loan Facility and Revolving Credit Facility during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, and a decrease in borrowing rates applicable to the Senior Secured Credit Agreement. The decrease was offset by a write-off of $2.3 million of unamortized deferred financing costs as a result of voluntary prepayments made on, and the payoff of, the Term Loan Facility during the nine months ended September 30, 2024.
Income tax benefit (expense)
Income tax expense was $7.9 million for the nine months ended September 30, 2024 as compared to income tax expense of $2.7 million for the nine months ended September 30, 2023. Our effective income tax rate for the nine months ended September 30, 2024 and 2023 was 32.5% and 9.3%, respectively. The increase in our effective income tax rate was due to an income tax benefit of $5.1 million recorded in connection with termination of the Up-C structure on July 1, 2023, as discussed in more detail in Note 14 - Income Taxes. The effective tax rate was further increased by various discrete items, particularly RSU and PSU shortfalls, during the nine months ended September 30, 2024.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus wire insulation shrinkback expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) income tax benefit (expense), (iii) depreciation expense, (iv) amortization of intangibles, (v) equity-based compensation, (vi) wire insulation shrinkback expenses, and (vii) wire insulation shrinkback litigation expenses. We define Adjusted Net Income as net income (loss) attributable to Shoals Technologies Group, Inc. plus (i) net income (loss) impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) adjustment to the provision for income tax, (iii) amortization of intangibles, (iv) amortization / write-off of deferred financing costs, (v) equity-based compensation, (vi) wire insulation shrinkback expenses, and (vii) wire insulation shrinkback litigation expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding Class B common stock for Class A common stock as of the beginning of the earliest period presented.
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

Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$102,165	$134,209	$292,221	$358,503
Cost of revenue	76,789	120,059	190,388	245,579
Gross profit	$25,376	$14,150	$101,833	$112,924
Gross profit percentage	24.8%	10.5%	34.8%	31.5%

Wire insulation shrinkback expenses (a)	$13,298	$50,211	$13,765	$61,705
Adjusted gross profit	$38,674	$64,361	$115,598	$174,629
Adjusted gross profit percentage	37.9%	48.0%	39.6%	48.7%

Reconciliation of Net Income (Loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(267)	$(9,828)	$16,309	$26,079
Interest expense, net	3,088	5,899	10,513	18,400
Income tax expense (benefit)	1,703	(6,642)	7,867	2,686
Depreciation expense	1,254	674	3,643	1,723
Amortization of intangibles	1,897	1,978	5,689	6,021
Equity-based compensation	1,282	5,092	10,392	17,060
Wire insulation shrinkback expenses(a)	13,298	50,211	13,765	61,705
Wire insulation shrinkback litigation expenses (b)	2,278	598	4,499	598
Adjusted EBITDA	$24,533	$47,982	$72,677	$134,272

Reconciliation of Net Income (Loss) Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Shoals Technologies Group, Inc.	$(267)	$(9,828)	$16,309	$23,392
Net income impact from assumed exchange of Class B common stock to Class A common stock (c)	—	—	—	2,687
Adjustment to the provision for income tax (d)	—	—	—	(653)
Tax effected net income (loss)	(267)	(9,828)	16,309	25,426
Amortization of intangibles	1,897	1,978	5,689	6,021
Amortization / write-off of deferred financing costs	156	341	2,937	1,032
Equity-based compensation	1,282	5,092	10,392	17,060
Wire insulation shrinkback expenses(a)	13,298	50,211	13,765	61,705
Wire insulation shrinkback litigation expenses (b)	2,278	598	4,499	598

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tax impact of adjustments (e)	(4,709)	(15,039)	(9,209)	(21,969)
Adjusted Net Income	$13,935	$33,353	$44,382	$89,873
(a)    For the three and nine months ended September 30, 2024, represents (i) $13.3 million of wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, (ii) zero and $0.5 million, respectively, of inventory write-downs of wire in connection with wire insulation shrinkback. For the three and nine months ended September 30, 2023 represents, (i) $50.2 million and $59.1 million, respectively, of wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, and (ii) zero and $2.6 million, respectively, of inventory write-downs of wire in connection with the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 8 - Warranty Liability, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(b)    For the three and nine months ended September 30, 2024, represents $2.3 million and $4.5 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. For both the three and nine months ended September 30, 2023, represents $0.6 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	1.0%	1.8%	0.9%	1.4%
State and local taxes (net of federal benefit)	2.9%	3.3%	2.8%	3.2%
Effective income tax rate for Adjusted Net Income	24.9%	26.1%	24.7%	25.6%

(e)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	167,381	170,365	169,310	162,611
Assumed exchange of Class B common stock to Class A common stock	—	—	—	7,619
Adjusted diluted weighted average shares outstanding	167,381	170,365	169,310	170,230

Adjusted Net Income	$13,935	$33,353	$44,382	$89,873
Adjusted Diluted EPS	$0.08	$0.20	$0.26	$0.53

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
We generated cash from operating activities of $66.4 million during the nine months ended September 30, 2024, as compared to cash provided by operating activities of $65.5 million during the nine months ended September 30, 2023. As of September 30, 2024, our cash and cash equivalents were $11.1 million, a decrease from $22.7 million as of December 31, 2023. As of September 30, 2024 we had outstanding borrowings of $141.8 million, a decrease from $183.8 million as of December 31, 2023. As of September 30, 2024, we also had $57.9 million available for additional borrowings under our $200.0 million Revolving Credit Facility.
On December 27, 2023 and January 19, 2024, we used borrowings under the Revolving Credit Facility and cash on hand to make voluntary prepayments of outstanding borrowings under the Term Loan Facility of $50.0 million and $100.0 million, respectively. Following the amendment to the Senior Secured Credit Agreement on March 19, 2024, which, among other things, increased the amount available for borrowing under the Revolving Credit Facility from $150.0 million to $200.0 million, we made a $43.8 million voluntary prepayment of all the outstanding term loans under the Senior Secured Credit Agreement, thereby terminating the Term Loan Facility.

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
In connection with the Repurchase Program, on June 11, 2024, the Company entered into an ASR with Jefferies LLC to repurchase $25.0 million of the Company’s Class A common stock. Under the terms of the ASR, the Company paid $25.0 million to Jefferies LLC on June 12, 2024, and received a total of 3,908,387 shares of the Company’s Class A common stock upon final settlement. Final settlement was based on a repurchase price of $6.40 per share, which was based on the average of the daily volume weighted average price per share of the Company’s Class A common stock during the term of the ASR, less a discount.
During the nine months ended September 30, 2024, we also used approximately $15.2 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. We expect to continue spending significant amounts of cash in connection thereof. For more information, see Note 8 - Warranty Liability in our condensed consolidated financial statements.

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$66,400	$65,508
Net cash used in investing activities	(6,862)	(7,911)
Net cash used in financing activities	(71,139)	(57,139)
Net increase (decrease) in cash and cash equivalents	$(11,601)	$458

Operating Activities
For the nine months ended September 30, 2024, cash provided by operating activities was $66.4 million, primarily due to operating results that included $16.3 million of net income, which included $47.6 million of non-cash expense, along with decreases in accounts receivable and unbilled receivables of $38.2 million. These cash inflows were offset by cash outflows of $15.4 million related to the warranty liability as well as an increase in inventory of $14.6 million, an increase in other assets of $2.7 million, a decrease in accounts payable and accrued expenses of $1.4 million, and a decrease of $1.7 million in deferred revenue.
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
Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities was $6.9 million, which was primarily attributable to the purchase of property and equipment.
For the nine months ended September 30, 2023, net cash used in investing activities was $7.9 million, which was primarily attributable to the purchase of property and equipment.

Financing Activities
For the nine months ended September 30, 2024, net cash used in financing activities was $71.1 million, primarily due to $143.8 million in principal payments on the Term Loan Facility, $25.3 million paid to repurchase the Company’s Class A Common Stock under the ASR, $2.6 million of deferred financing costs paid in connection with the amendment to the Senior Secured Credit Agreement, and $1.2 million in taxes related to net share settled equity awards. These cash outflows are offset by $101.8 million in net proceeds on the Revolving Credit Facility.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Pursuant to the Repurchase Program announced by the Company on June 11, 2024, we are authorized to repurchase up to $150 million of outstanding shares of our Class A common stock from time to time through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Except for the $25 million of shares we were obligated to repurchase pursuant to the ASR agreement we entered into on June 11, 2024, we are not obligated to repurchase any shares, and the timing, manner, price, and actual amount of share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. Further, our Repurchase Program may be suspended or discontinued at any time. The timing of additional repurchases pursuant to our Repurchase Program could affect the price of our Class A common stock and increase its volatility. For example, any failure to repurchase Class A common stock after we announced our intention to do so may negatively impact investor confidence in us, impacting our stock price. Repurchasing our Class A common stock will reduce the amount of cash we have available, impacting our liquidity, and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our Class A common stock may decline below the levels at which we effected repurchases.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides our repurchases of shares of our Class A common stock during the third quarter of 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024 (1)	1,706	$6.40	1,706	$125,000
September 1, 2024 - September 30, 2024	—	$—	—	$—
Total	1,706		1,706	$125,000
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
In connection with the Repurchase Program, on June 11, 2024, the Company entered into the ASR with Jefferies LLC to repurchase $25.0 million of the Company’s Class A common stock. Under the terms of the ASR, the Company paid $25.0 million to Jefferies LLC on June 12, 2024, and received 2,202,643 shares of Class A common stock, representing approximately 60% of the notional amount of the ASR, based on the closing price of $6.81 on June 10, 2024. On August 5, 2024, in final settlement of the ASR, Jefferies LLC delivered an additional 1,705,744 shares of the Company’s Class A common stock to the Company based on the average of the daily volume weighted average price per share, less a discount, during the term of the ASR. The average price paid per share pursuant to the ASR Agreement of $6.40 included in the table above was determined with reference to the volume-weighed average price of the Class A common stock.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	10-Q	8/6/2024	3.2
3.3	Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.2
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	November 12, 2024	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	November 12, 2024	By:	/s/ Inez Lund
			Name:	Inez Lund
			Title:	Chief Accounting Officer