Form 10-K
period 2024-12-31
Shoals Technologies Group, Inc.
filed 2025-02-25
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $877.9 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and by each person who owns 10% or more of the outstanding common stock as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2025, the registrant had 166,994,671 shares of Class A common stock and zero shares of Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.
ii

iii

PART I

Item 1. Business
Shoals Technologies Group, Inc. is a Delaware corporation. Unless the context otherwise requires, references to “we,” “us,” “our,” “Shoals,” the “Corporation,” the “Company” and other similar references refer to Shoals Technologies Group, Inc. and, unless otherwise stated, all of its consolidated subsidiaries. Shares of our Class A common stock trade on the Nasdaq Global Market (“Nasdaq”) under the symbol, “SHLS”.

Overview

Shoals is a leading provider of electrical balance of system (“EBOS”) solutions and components, including battery energy storage solutions (“BESS”) and Original Equipment Manufacturer (“OEM”) components, for the global energy transition market.

EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. We refer to complete EBOS solutions that use products manufactured by us, typically in connection with the design and specification of an entire EBOS system, as “system solutions”. When we sell a system solution, we work with our customers to design, specify and engineer their system solution to provide a complete customized EBOS solution consisting of individualized products that maximizes reliability and energy production while minimizing cost. We also provide technical support during installation and the transition to operations and maintenance. We refer to individual, often custom and proprietary, products we sell as “components”. Given the custom nature of both our system solutions and individual components and the long development cycle for solar energy projects, we typically have 12 months or more of lead time to quote, engineer, produce and ship orders we receive, and we do not stock large amounts of finished goods. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering that would otherwise be challenging for a customer to obtain from a single provider or at all. Since EBOS components are mission-critical products that have a high consequence of failure, which may result in lost revenue, equipment damage, fire, and even serious injury or death, we generally believe customers prioritize reliability and safety over price when selecting EBOS solutions.

Traditionally, and for the year ended December 31, 2024, we primarily sold our EBOS solutions and components and OEM components to customers in the United States. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt (“MW”) or greater (“utility-scale solar”). These EPCs work with owners and developers of solar assets to build solar energy projects. However, given the mission critical nature of EBOS (as further described below), the decision to use our products typically involves input from both the EPC and the owner/developer of the solar energy project. As further described below, in the third quarter of 2024, we announced our strategic shift to expand our reach and capitalize on international, BESS, data centers, and Commercial, Community, and Industrial (“CC&I”) markets, while also maintaining our focus on domestic utility-scale solar and OEM markets. This shift is aimed at capitalizing on the growing global demand for renewable energy solutions and diversifying our market presence. By entering new geographic regions, markets, and applications, we aim to enhance our competitive position and drive long-term growth.

Traditional EBOS Solution

The Problem

Historically, most solar energy projects used a wiring architecture known as a “homerun.” Conventional homerun EBOS has two distinguishing characteristics: first, every string of solar panels in the project is connected to a combiner box with individual positive and negative “wire runs,” and second, connections between wires are made using a process called “crimping.” The combiner box functions as a central point to “combine” the individual wire runs into a single feeder cable and contains fuses to protect each circuit. Making each wire run from the strings to the combiner boxes is a costly and laborious process, requiring expensive copper wire and licensed electricians. Each wire run must be measured, laid out and fished through conduits that are buried in trenches across the project site. Because each string is individually connected to a combiner box, the same distances are covered with multiple wire runs. Making the crimped connections between wires and interconnecting them in the combiner box is a complex, error prone process that requires special tools. Each wire must be cut and have a precise amount of insulation removed; the bare end must be inserted the correct depth into a terminal; and special tools must be used to deform metal sleeves and torque lock nuts to ensure an environmental seal. The entire installation must be performed by licensed electricians with special training and any mistake in the process can result in a catastrophic system failure. Weather, moisture, dirt, and human error all contribute to the challenges of completing a high-quality, cleanly-connected system, that is required to remain in service for decades.

Our Proprietary Answers:

The majority of solar energy projects in operation today use conventional homerun architecture. We design, manufacture and sell system solutions for homerun systems.

We have developed a proprietary EBOS solution for homerun architectures that utilizes our interconnect harness. Rather than the traditional approach of running a separate wire from each string to a combiner box, our interconnect harness connects multiple strings together at each row using a single wire and simple push connector, rather than a wire crimp. Combining multiple strings together at each row reduces the number of wire runs that have to be made to combiner boxes, as well as the number of connections that have to be made in each combiner box, which reduces either the total number of combiner boxes or the size of combiner boxes required for the system. Using push connectors allows a large portion of the EBOS installation to be completed by general laborers, rather than requiring licensed electricians. Our homerun EBOS system solutions typically include our interconnect harness, combiners and jumpers.

We have also invented a trunk-bus alternative to traditional homerun architecture which we refer to as “plug-and-play” EBOS. Rather than making individual wire runs from each string to combiner boxes, plug-and-play architecture connects multiple strings within each row using specialized wire harnesses with integrated fuses that we refer to as “interconnect harnesses.” The copper interconnect harnesses are then connected to a proprietary above ground aluminum feeder cable that we refer to as the Big Lead Assembly (“BLA”), which feed directly into disconnect boxes, which are connected to the inverter. The BLA is our core plug-and-play product. The direct connection between the interconnect harness and the BLA and the integration of fuses into the interconnect harness dramatically reduces the number of wire runs required compared to a conventional homerun system and eliminates the need for combiner boxes. Our patented design includes connection points which incorporate a double molding system, permanently sealing out any moisture or particulates that would otherwise compromise the system. Additionally, BLA delivers to our customers meaningful cost savings by leveraging aluminum, which is often 80% less expensive than copper. We believe our plug-and-play EBOS architecture using interconnect harnesses and BLA has several competitive advantages when compared to conventional homerun EBOS, including:

•Installing above ground. Wiring for conventional homerun systems is typically run through conduits that are buried in trenches. Trenching is costly and time consuming, and certain geographies have environmental limits to these types of construction actions. Making repairs to buried wire can also be challenging and expensive, as well as run the risk of unintentionally damaging other buried wire that did not need to be repaired. Our BLA is hung from the mounting system used for the solar panels, enabling above ground installation. Above ground installation is less costly and far faster than burying wire in conduits. Future maintenance is also significantly easier and less costly because our BLA is easily accessible if repairs are required.

•Being installable by general labor rather than requiring electricians. Conventional homerun systems use crimps and other specialized procedures to connect wires and install combiner boxes that must be performed by licensed electricians. Because our interconnect harness and BLA use simple push connectors and do not require combiner boxes, licensed electricians (who are often expensive and in short-supply) are not needed to install the system.

•Reducing the number of wire runs. We believe using our interconnect harness and BLA reduces the number of string and inverter wire runs required for a typical utility-scale solar energy project by up to 95% when compared to a conventional homerun system. Reducing the number of wire runs speeds installation, lowers material and shipping costs, reduces the number of potential failure points, and is beneficial to the environment because less copper, aluminum and plastics are consumed.

•Eliminating combiner boxes. Conventional homerun systems require combiner boxes to interconnect the wire runs from each string into a feeder cable and house fuses that protect each circuit. Because our BLA is connected directly to strings and our interconnect harness has inline fuses, no combiner boxes are required for our system. Eliminating combiner boxes speeds installation, lowers material and shipping costs, reduces the number of potential failure points, and is beneficial to the environment because less copper, aluminum and plastics are consumed.

•Requiring fewer connections. We believe using our interconnect harness and BLA reduces the number of connection points in a typical utility-scale solar energy project by more than 80% when compared to a conventional homerun system. Requiring fewer connections reduces the number of labor hours required to install the system as well as the number of potential failure points.

•Having greater reliability and lower maintenance costs. Connection points are often the source of failure in EBOS and must be inspected regularly. A solar energy project that uses our interconnect harness and BLA will have significantly fewer connections and, as a result, fewer failure points to inspect and maintain than the same project would using a conventional homerun system. We believe fewer potential failure points contributes to higher reliability and lower maintenance costs for solar energy projects that use our plug-and-play system when compared to a conventional homerun system.

•Enabling more energy generation. We believe the design of our interconnect harness and BLA reduces electrical resistance significantly when compared to a conventional homerun system. Lower resistance reduces energy loss to waste heat dissipation, which we believe results in greater energy generation from solar projects that use our plug-and-play system when compared to a conventional homerun system.

Together, we believe these advantages result in lower installation costs, lower material costs, and lower maintenance costs for our plug-and-play systems when compared to conventional homerun systems, as well as potentially lowering impact to the environment due to lower consumption of copper, aluminum and plastics.

Products and Services

We design, manufacture and sell a variety of products used by the solar and battery storage industries, including:

Solar BLA Solutions: Wide range of industry-leading plug-and-play cable and cabinet solutions that efficiently harness the power of solar energy.
Homeruns, Interconnection & Extension Solutions: Patented interconnect system and home run harnesses reduce the specialized labor required in your installation, making the integration of solar panels quicker and more simplistic.
Combiners and Re-Combiners: Bringing standardization to the next evolution of combiner boxes, optimizing both cost and layout without sacrificing quality or performance.
Load Break Disconnects and Transition Solutions: Secure, durable and flexible solutions to reduce feeder sizes or disconnect systems for maintenance and shutdowns.
Wireless Performance Monitoring: Real-time performance monitoring solutions to proactively monitor your solar system performance remotely.
BESS: Custom, semi-custom and standardized EBOS solutions for solar + storage and standalone energy storage projects.

Sales and Marketing Strategy

While we have traditionally focused on the domestic utility-scale solar and OEM markets, in the third quarter of 2024, we announced our strategic shift to expand our reach and capitalize on international, BESS, data centers, and CC&I markets. On a global scale, there is a growing demand for renewable energy solutions, driven by government incentives, environmental concerns, and the need for sustainable energy sources. We have introduced a suite of products tailored to international environments and standards, and aim to capitalize on this increasing demand while diversifying our market presence. Similarly, the CC&I and BESS markets have experienced significant growth as a result of increasing demand for renewable energy solutions and energy storage capabilities according to Wood Mackenzie. In 2024, we achieved a historic milestone with the highest number of new product releases in our history, paving the way for expansion into new markets, applications, and geographies. We believe that focusing on CC&I and BESS allows us to leverage our expertise in EBOS solutions to create tailored offerings that enhance the performance and cost-effectiveness of energy storage and CC&I installations. These shifts are aimed at capitalizing on the growing global demand for renewable energy solutions and diversifying our market presence, which we expect will diversify our revenue streams and reduce reliance on utility-scale solar projects. By entering new geographic regions and markets, we aim to enhance our competitive position and drive long-term growth.

Our sales and marketing strategy is to build product awareness and foster long-term relationships with key stakeholders that are involved in the lifecycle of a solar or BESS project.

We educate these stakeholders on the value proposition of our solutions which lower installation costs, provide greater reliability, and decrease maintenance costs. We use a variety of marketing strategies which include direct marketing campaigns, white papers, independent third-party studies, training seminars, and participating in industry conferences and events. We sell components and system solutions both on a project-to-project basis or through master supply agreements that support a portfolio of projects.

Our sales process is a highly consultative approach that involves working with developers, engineers, EPC’s, subcontractors, and OEM firms. We work collaboratively with all project stakeholders to understand the complexities and goals of each project to ensure continuity throughout the decision-making process. This involves us collaborating on site design, product selection, value engineering and optimization. Our project management team supports the process after a sale is completed by providing the customer submittals for approval, real-time shipping information, and any additional items that may be needed to complete the installation and commissioning. Our customer care continues after a project’s completion, with our team providing technical and maintenance support for the life of the project. We believe that our consultative top-down and bottoms-up approach fosters brand loyalty with all stakeholders and results in retention of our customers.

We have manufacturing facilities located in Tennessee and Alabama. We have national sales leaders in the United States that are supported by our engineering staff in Tennessee. Internationally, we have sales personnel located in Spain and Australia. Our team in Spain services Europe, Latin-America, and Africa regions while our personnel in Australia supports Asia-Pacific. These sales representatives are supported by our engineering teams in the United States to ensure that we comply with local codes and regulations.

Our Customers

We sell our products principally to EPCs that build solar energy projects on behalf of their customers, the land owners and developers. The decision to use our products typically involves input from both the EPC and the owner of the solar energy project given the mission critical nature and high cost of failure of EBOS. EPCs typically construct multiple projects for several different owners.

For the year ended December 31, 2024, our largest customer contributed approximately 26.4% of our total revenue and was one of two customers contributing 10% or greater of total revenue.

Competition

Our offerings are highly specialized and patented products that are specific to the solar industry. The unique expertise required to design EBOS, BESS, data centers, and OEM solutions, including system solutions and individual component products, as well as customers’ reluctance to try unproven products, has confined the number of companies that produce such EBOS, BESS and OEM products to a relatively small number. Our principal competitors include TerraSmart, LLC (formerly SolarBOS, Inc.), Bentek Corporation, Voltage, LLC, Construction Innovation, Premier PV and Hikam America, Inc. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support, as well as the ability to provide system solutions rather than individual components.

Seasonality

We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business. Our end users’ ability to install solar energy systems is affected by weather, as installation and construction projects slow during the colder winter months in the U.S. Such installation delays can impact the timing of orders for our products.

Manufacturing

We have developed a proprietary manufacturing process for our EBOS products that we believe is unique in our industry. Our process uses specialized manufacturing equipment that we have developed and involves joining wire together using resistance welds and then sealing the joint with two separate layers of insulating material, which we refer to as “undermold/overmold”. We believe resistance welding produces significantly stronger bonds than competing techniques used by our competitors. Specifying complementary materials for the undermold and overmold significantly reduces the risk of moisture infiltrating the connection and enables us to provide superior ultraviolet (“UV”) protection, strain relief, impact resistance, and thermal stability over a wide range of environmental conditions. Together, we believe these techniques have shown to substantially reduce the risk that our cable develops a fault over its lifetime.

Our principal manufacturing facilities are located in Tennessee and Alabama. Our Alabama facility is Internation Organization for Standardization (“ISO”) 9001:2015 certified. In 2024, we announced our intention to invest substantial capital over the next five years to expand and consolidate our existing Tennessee-based manufacturing and distribution operations to a new, larger facility in Portland, Tennessee. As part of the expansion, we are in the process of relocating our Tennessee-based manufacturing operations to a single, larger facility.

Research and Development

We continually devote resources to research and development (“R&D”), with the objective of developing innovative new products that reduce the cost and improve the reliability and safety of renewable energy. We believe that we have developed and commercialized most of the new EBOS products and installation methods adopted by the U.S. solar industry over the past five years, including plug-and-play wiring and architecture, and interconnect harnesses for solar energy projects.

Our development strategy is to identify features that bring value to our customers and differentiate us from our competitors. We measure the effectiveness of our R&D using a number of metrics, beginning with a market requirements definition, which includes a program budget, financial payback, resource requirements, and time required to launch the new product, system, or service into the market. We employ a stringent engineering review process that ensures all R&D programs are meeting their stated objectives from inception to deployment.

We have a strong R&D team with significant experience in solar energy as well as expertise in electrical engineering, systems/control engineering and power electronics. As needed, we collaborate with academia, national laboratories, and consultants to further enhance our capabilities and confirm results independently.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S., confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2024, we had 21 U.S. trademark registrations, 5 pending U.S. trademark applications, 36 issued U.S. patents, 32 issued non-U.S. patents, and 58 global patent applications pending examination. Many of our patents relate to more efficient electrical wiring and power transmission from solar panels to power inverters at solar installations. Our current U.S. issued patents are scheduled to expire from 2031 to 2043. The majority of our issued U.S. patents are not set to expire until 2035 or later. When patents expire, we lose the protection and competitive advantages they provided, which could negatively impact our operating results; however, we continue to pursue further intellectual property protection through U.S. and foreign patent applications, non-disclosure agreements, and under trade secret laws.

The term of individual patents in our portfolio vary, depending on, for example, the date of filing or date of patent issuance and the legal term of the patents in the jurisdictions in which they are obtained. Utility patents issued from U.S. patent applications are generally granted for a term of 20 years from the earliest effective filing date of a non-provisional patent application to which the application claims priority. In certain instances, this term may be adjusted to account for United States Patent and Trademark Office delay. The duration of patents outside of the U.S. varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent varies on a country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

We also rely on trade secrets and seek to protect and maintain the confidentiality of proprietary know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. These aspects of our business include proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures. Our policy is to require research and development employees to enter into confidentiality and proprietary information agreements with us to address intellectual property protection issues and to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. However, we might not have entered into such agreements with all applicable personnel, and such agreements might not be self-executing. Moreover, such individuals could breach the terms of such agreements.

We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

Government Regulation

Environmental Laws and Regulations

We are subject to a variety of environmental, health and safety, and pollution-control laws and regulations in the jurisdictions in which we operate. We do not believe the costs of compliance with these laws and regulations will be material to the business or our operations. We may use, handle, generate, store, discharge and dispose of hazardous substances, chemicals and wastes at some of our facilities in connection with our product development, testing and manufacturing activities. Any failure by us to control the use of, to remediate the presence of or to restrict adequately the discharge of such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages and fines or suspensions in our business operations.

Government Incentives

Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote solar electricity. These incentives take the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation, and either an exclusion of solar energy systems from property tax assessments or a reduction in the property tax rate. The range and duration of these incentives varies widely by geographic market.

The 2022 Inflation Reduction Act (“IRA”) in the U.S. made significant changes to the tax credit regime that applies to solar facilities. The IRA allowed U.S. taxpayers making capital investments in solar projects to claim certain Investment Tax Credits (“TC”) for the installation of these solar projects. The IRA also generally allowed U.S. taxpayers to elect to receive a production tax credit (“PTC”) in lieu of the TC for qualified solar facilities if the construction began before January 1, 2025, among other requirements. In the case of projects placed in service after 2024, each of the TC and PTC will be replaced by similar “technology neutral” tax credit incentives that mimic the TC and PTC but also require that projects satisfy a “zero greenhouse gas emissions” standard (which solar does) in order to qualify for the credits. This new credit regime will continue to apply to projects that began construction prior to the end of 2033 (and possibly later), at which point the credits will become subject to a phase-out schedule. While the IRA increased incentives for solar energy, some of those incentives have already begun to decrease. Additionally, given the change in U.S. presidential administrations, the future of the IRA and any federal solar incentives remains uncertain; however, direct changes to the IRA would require new legislation.

Trade Regulation and Import Tariffs

Our business activities are subject to numerous laws and regulations in the jurisdictions in which we operate. Particularly, our exports and imports are subject to complex trade and customs laws, tax requirements and tariffs set by governments through mutual agreements or unilateral actions. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.

Our Human Capital

As of December 31, 2024, we had approximately 1,290 full-time and temporary employees. The vast majority of our employees are located in the United States.

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

We believe that operating with purpose, passion and creativity benefits our customers, stockholders, employees, and suppliers, as well as the communities where we operate and the environment.

None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

Diversity and Inclusion

We remain committed to the long-term strategic benefits of diversity and inclusion initiatives, recognizing their pivotal role in driving positive outcomes for our business, enabling us to better meet the needs of our customers, and creating long-term value for our stockholders. Our goal is to cultivate a workplace where everyone feels welcomed, valued, treated fairly and respected. Our commitment to diversity does not and has never included quotas or systematic preferences, nor does it mean compromising merit.

We will continue our outreach, recruitment, hiring, and retention of diverse groups at all levels of our workforce, including leadership roles. We believe that these efforts enhance our capacity to attract and retain employees who will help our business innovate and succeed. We also focus on listening, learning, and responding to our employees’ concerns to help ensure that we can provide a diverse, equitable, and inclusive workplace today and into the future.

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

Compensation and Benefits

We provide a comprehensive suite of rewards and benefits. Our benefits program is designed to provide coverage for our employees’ overall health and wellbeing. Our program includes medical and dental coverage, life, and disability insurance. We also offer retirement saving plans through our 401(k) plan, which is available to all full-time employees.

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

The key to preventing injuries begins with establishing the risk profile in our facilities through effective risk assessment and incident reporting and analysis processes. This process enables the organization to implement proactive safety measures, including ergonomic improvements, behavioral and unsafe condition audits, and near miss reporting and assessments, as leading indicators towards our journey to zero accidents.

Elimination of Up-C Structure and Entity Simplification

In the first quarter of 2023, we simplified our corporate structure by, among other things, eliminating the umbrella-partnership C corporation structure (“Up-C structure”) that was in place since its January 29, 2021 initial public offering (“IPO”). Following a secondary offering of shares of Class A common stock by certain selling stockholders in March 2023, all the holders of limited liability interests of Shoals Parent LLC (“LLC Interests”), our former operating subsidiary, exchanged all the LLC Interests and corresponding shares of Class B common stock of the Company beneficially owned by them into shares of Class A common stock of the Company. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent LLC were held by the Company, no other holders owned LLC Interests and no Class B common stock was or is outstanding.

Following the elimination of the Up-C structure, the Company consummated an internal reorganization transaction, effective December 31, 2023, whereby certain of the Company’s wholly-owned subsidiaries merged with and into other subsidiaries. As part of this reorganization, Shoals Parent LLC merged with and into Shoals Intermediate Parent, with Shoals Intermediate Parent as the surviving corporation.

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

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; expectations regarding the utility-scale solar market; project delays; regulatory environment; the effects of competitive dynamics, volume discounts and customer mix in our key markets; pipeline and orders; business strategies, plans and expectations; sales and marketing goals; technology developments; financing and investment plans; warranty and liability accruals and estimates of loss or gains; estimates of potential loss related to the wire insulation shrinkback matter (as defined below); litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback litigation; potential growth opportunities, including opportunities associated with our entry into new markets; production and capacity at our plants; and potential repurchases under the Company’s Repurchase Program (as defined below). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
•If demand for solar energy projects diminishes, we may not be able to grow, and our financial results, business and prospects could be materially adversely impacted;
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
•The imposition of trade restrictions, import tariffs, anti-dumping and countervailing duties could adversely affect the amount or timing of our revenue, results of operations or cash flows;
•We have modified, and in the future may modify, our business strategy to abandon lines of business or implement new lines of business. Modifying our business strategy could have an adverse effect on our business and financial results;
•Amounts included in our backlog and awarded orders may not result in actual revenue or translate into profits;
•Defects or performance problems in our products or their parts, whether due to manufacturing, installation, or use, including those related to the wire insulation shrinkback matter, have a high consequence of failure and can lead to equipment and systems failure, physical injury or death, and in the past have, and in the future could, result in loss of customers, reputational damage and decreased revenue, and materially adversely impact our business, financial condition and results of operations;
•We have experienced, and may experience in the future, delays, disruptions, quality control or reputational problems in our manufacturing operations in part due to our vendor concentration;
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
•Safety issues may subject us to penalties, negatively impact customer relationships, result in higher operating costs, and negatively impact employee morale and turnover;
•The market for our products is competitive, and we face increased competition as new and existing competitors introduce EBOS system solutions and components, which could negatively affect our results of operations and market share;
•Macroeconomic conditions, including high inflation, high interest rates, and geopolitical instability impacts our business and financial results;
•We are subject to risks associated with the patent infringement complaints that we filed with the U.S. International Trade Commission (“ITC”) and District Courts;
•If we fail to, or incur significant costs in order to obtain, maintain, protect, defend or enforce our intellectual property portfolio and other proprietary rights, including the patents we are asserting in ongoing patent infringement litigation, our business and results of operations could be materially harmed;
•Acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses, could disrupt our business and negatively impact our results of operations;
•A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow;
•A significant drop in the price of electricity may harm our business, financial condition, results of operations and prospects;
•The unauthorized access to our information technology systems or the disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could severely disrupt our business or reduce our sales or profitability;
•Failure of our information technology systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations;
•Our expansion outside the U.S. could subject us to additional business, financial, regulatory and competitive risks;
•Our indebtedness could adversely affect our financial flexibility, restrict our current and future operations, and our competitive position;
•Existing electric utility industry, federal state and municipal renewable energy and solar energy policies and regulations, including zoning and siting laws, and any subsequent changes, present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products or harm our ability to compete;
•Changes in tax laws or regulations that are applied adversely to us, or our customers could materially adversely affect our business, financial condition, results of operations and prospects;
•The market price of our Class A common stock may decline and may continue to be subject to significant volatility;
•Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management; and
•Our amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Risks Related to Our Business and Our Industry

If demand for solar energy projects diminishes, we may not be able to grow, and our financial results, business and prospects could be materially adversely impacted.

Our solutions are utilized in solar energy projects. As a result, our future success depends on demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry has historically been cyclical and has experienced periodic downturns. In 2023 and 2024, the domestic utility scale solar market experienced project delays pushing project execution beyond 2024 and slowing growth and demand. These trends, which are expected to persist in the near-term are the result of various factors, including permitting issues; project financing; lingering uncertainty about whether, or to what extent, the new U.S. presidential administration will seek, and be able to obtain, new legislation that modifies or repeals the application of the Inflation Reduction Act of 2022 to solar projects; supply chain constraints; uncertainty regarding changes in the U.S. trade environment including actual and proposed increased tariffs on foreign imports in the U.S. by the incoming Trump administration; and anti-dumping and countervailing complications. Further, challenging industry conditions, such as a reduction of governmental subsidies, contributed to a demand decrease for solar energy projects.

While we expect the global demand for solar power to increase as a result of the needs of emerging and developing economies, the rapid proliferation of data centers for the development and use of artificial intelligence, industry shifts from fossil fuels to renewable energy and increased domestic manufacturing in the U.S., these sources of increased demand may take years to develop and mature, and there is no guarantee that they will materialize for the industry or that we will be able to benefit from them. Our future performance will depend, in part, on the successful development, introduction and deployment of these new power consuming facilities, including market acceptance of artificial intelligence. If these opportunities do not develop as we expect, or if we do not accurately forecast the growth rate for data centers, their timeline for development, the role of solar energy with respect to such opportunities, or if we fail to be prepared to take advantage of these opportunities, our growth will be impacted. Our historic significant growth and expansion and more recent slowdown, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to attempt to grow our business. Some of the factors outside of our control that may impact the viability and demand for solar energy projects include: (i) cost competitiveness, reliability and performance of solar energy systems compared to conventional and non-solar renewable energy sources and products, and cost competitiveness, reliability and performance of our products compared to our competitors; (ii) availability, scale and scope of government subsidies and incentives to support the development and deployment of solar energy solutions; (iii) prices of traditional carbon-based energy sources; (iv) levels of investment by end users of solar energy projects, which tend to decrease when economic growth slows; and (v) the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

Given our concentration in solar energy, if demand for solar energy and solar energy projects continues to decline and solar projects continue to be delayed, demand for our products will continue to decrease, and our financial results, business and prospects could be materially adversely impacted.

If we fail to accurately estimate the potential losses related to the wire insulation shrinkback matter, or fail to recover the costs and expenses incurred by us from the supplier, our profit margins, financial results, business and prospects could be materially adversely impacted.

As previously disclosed, the Company was notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of available information obtained throughout the remediation process, the Company determined that a potential range of loss was both probable and reasonably estimable and updated its estimate of potential losses during the quarter ended September 30, 2024 from previously provided estimates. Based on the Company’s continued analysis of information available as of the date of this Annual Report on Form 10-K, the estimate of potential losses remains unchanged from the estimate provided as of September 30, 2024. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low end of the range of potential loss of $73.0 million. The high-end of the range of potential loss is $160.0 million, which is $87.0 million higher than the amount recorded. The revised estimated range is based on several assumptions, and as additional information becomes available, the Company may increase or decrease its estimated warranty liability from its current estimate, and such increase or decrease may be material.

Our warranty liability for this matter is based on a several assumptions, including the potential magnitude of engineering, procurement and construction firms’ labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. We do not have a long history of making assumptions relating to warranties. As a result, these assumptions could prove to be materially different from our current estimate, causing us to incur substantial unanticipated expenses to identify, repair or replace the defective wire or to compensate customers. Additionally, changes to the planned remediation method could also have a material impact on the warranty liability. As additional information becomes available, including with respect to experience relating to weather delays, site access, the scope of replacement, vegetation management or other factors, the Company may increase or decrease its estimated warranty liability from its current estimate, and such increase or decrease may be material. Our failure to accurately estimate this liability could result in unexpected volatility to our Class A common stock and have a material adverse effect on our financial condition.

The Company does not maintain insurance for product warranty and has commenced a lawsuit against Prysmian, as discussed in more detail under Litigation in Note 15 - Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in Accounting Standards Codification (“ASC”) 450, and has not been considered in our estimate of the warranty liability as of December 31, 2024. In addition, results of the litigation we have commenced against Prysmian are inherently uncertain and we cannot guarantee the outcome of that litigation. Litigation can be expensive and time consuming and will divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. If we fail to recover the costs and expenses incurred by us in connection with the identification, repair and replacement of the defective Prysmian wire, our financial results, business and prospects could be materially adversely impacted. Our actual loss in this matter is uncertain and may have a material adverse effect on our business, financial condition and results of operations.

Similar to our other products, the defective wires associated with the wire insulation shrinkback matter expose us to potential product liability claims. See “Risk Factors - Defects or performance problems in our products or their parts, whether due to manufacturing, installation, or use, including those related to the wire insulation shrinkback matter, have a high consequence of failure and can lead to equipment and systems failure, physical injury or death, and in the past have, and in the future could, result in loss of customers, reputational damage and decreased revenue, and materially adversely impact our business, financial condition and results of operations.”

The interruption of the flow of raw materials from international vendors has disrupted our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.

We purchase some of our raw materials required to manufacture our components and system solutions outside of the U.S. through arrangements with various vendors. In 2023 and 2024, we experienced challenges related to our global supply chain which impacted our ability to obtain raw materials as well as secure inbound logistics. Changes over the last few years in the international relations and tariff regimes between the U.S. and China in response to various political issues and heightened uncertainty regarding China-Taiwan relations could significantly adversely impact the availability of parts and components to us, and, correspondingly, our ability to produce our components at targeted levels. We cannot predict whether there will be additional trade restrictions imposed by the U.S. or other foreign governments such as increased border taxes, embargoes, safeguards and customs restrictions against the raw materials we use. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown, our inability to secure materials needed to manufacture our products, long-term changes to global trade and the worsening of the supply chain. Other events that could also disrupt our supply chain include: (i) the imposition of additional trade law provisions or regulations; (ii) the ongoing conflict in Ukraine, which has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products; (iii) quotas imposed by bilateral trade agreements; (iv) foreign currency fluctuations; (v) natural disasters; (vi) public health issues and pandemic and epidemic diseases (such as COVID-19), their effects or the perception of their effects, and any potential governmental response thereto; (vii) theft; (viii) restrictions on the transfer of funds; (ix) the financial instability or bankruptcy of vendors; and (x) significant labor disputes, such as dock strikes.

We cannot predict with certainty whether the countries from which our raw materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the U.S. or other foreign governments. Trade restrictions could potentially increase the cost and reduce or delay the supply of raw materials available to us, and could adversely affect our business, financial condition and results of operations.

The imposition of trade restrictions, import tariffs, anti-dumping and countervailing duties could adversely affect the amount or timing of our revenue, results of operations or cash flows.

The Trump administration has threatened tougher trade terms with China, including increased tariffs on foreign imports into the U.S. from China, threatening to impose a 60% tariff on Chinese imports. In the event such tariffs are implemented, we expect certain raw materials used in our products will be subject to such tariffs, which could impact our ability to timely manufacture our components and system solutions. While the implementation and scope of these proposed tariffs is still uncertain, any significant new tariffs, which may last for an indefinite period of time, may result in increased prices for certain of our raw materials including steel, one of our main raw material inputs. The implementation of these proposed tariffs, any future increases in existing tariff rates, additional tariffs on other goods, or further retaliatory actions from other governments may result in higher costs for us, and there can be no assurance we will be able to pass on any of the increases in raw material costs directly resulting from the tariffs to our customers. Even if the Trump administration does not impose such tariffs, the mere threat of increased tariffs can disrupt markets and create uncertainty that could impact supply chains. Such actions may also result in more difficulty or the inability to obtain needed materials. Further, if tariffs increase significantly, we may be unable to source our required raw materials from alternative vendors due to increased demand, which could reduce or delay the supply of raw materials available to us.

Escalating trade tensions, particularly between the U.S. and China over the last several years, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as transformers and module supply and availability. These tariffs have directly and indirectly increased our materials costs. In particular, there have been recent tariffs that have particularly targeted the solar industry. In January 2018, the U.S. adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. This tariff may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. On February 4, 2022, President Biden extended the safeguard tariff for an additional four years, starting at a rate of 14.75% and reducing that rate each year to 14% in 2026, and directed the U.S. Trade Representative to conclude agreements with Canada and Mexico on trade in solar products.

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

In addition, the U.S. currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and an increase in duty rates could have an adverse impact on our operating results. On August 23, 2023, as a result of an investigation, the USDOC determined that imports of certain crystalline silicone PV that have been completed in Cambodia, Malaysia, Thailand, or Vietnam, using parts or components produced in the People’s Republic of China are circumventing the antidumping and countervailing orders on solar cells and modules from China. However, on June 6, 2022, President Biden issued Proclamation 10414 that declared an emergency with respect to U.S. electricity generation capacity and stated that immediate action was needed to ensure access to a sufficient supply of solar cells and modules to assist in meeting the U.S.’ electricity generation needs temporarily waiving for 24 months (through June 2024) the collection of antidumping and countervailing duties for certain cells and modules subject to USDOC’s investigation. The ITC made a preliminary affirmative determination on June 7, 2024, and the USDOC made its preliminary affirmative determination on October 1, 2024. The preliminary tariff rates vary from below 1% to almost 300%, depending on the relevant company.

Tariffs and the possibility of additional tariffs in the future, including as a result of the anticipated tariffs on foreign imports set by Trump administration, particularly on goods from China and any international responses, have created uncertainty in the industry. If the price of solar systems in the U.S. increases, the use of solar systems could become less economically feasible and could reduce our gross profits or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs or other trade restrictions may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

We have modified, and in the future may modify, our business strategy to abandon lines of business or implement new lines of business. Modifying our business strategy could have an adverse effect on our business and financial results.

From time to time, we review our business strategy and, have in the past modified it, and may in the future do so again. We previously abandoned efforts to penetrate the electric-vehicle market due to specific industry challenges and are currently developing solutions seeking to further penetrate the CC&I market, data centers market, the OEM market and international markets. Abandoning lines of business has in the past led to, and in the future may lead to, increased costs, loss of customers, our reputation being negatively impacted, and our failure to fully recoup the investments made in those lines of business. Implementing new lines of business also poses challenges including with respect to our ability to build a well-recognized and respected brand in that specific industry, expanding our customer base, improving and maintaining operational efficiency for new lines of business, and anticipating and adapting to changing market conditions, including technological development and changes in competitive landscape. Shifts in business strategy can and have made it more difficult for us to collect data and accurately forecast our production and material needs, price our goods and services, and estimate or margins. Failure to successfully manage the risks of modifying our business strategy could have a material adverse effect on our business, financial condition and results of operations.

Amounts included in our backlog and awarded orders may not result in actual revenue or translate into profits.

As of December 31, 2024, we had $634.7 million of backlog and awarded orders. Backlog of $154.8 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $479.9 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed. In 2024, backlog and awarded orders increased compared to 2023 and 2022. We cannot guarantee that our backlog or awarded orders will maintain its current growth levels, or that awarded orders will become backlog or that backlog will result in actual revenue in the originally anticipated period or at all. In addition, the contracts included in our backlog or awarded orders may not generate margins equal to our historical operating results. Our customers have experienced project delays and may cancel orders as a result of external market factors and political, economic, supply chain or other factors beyond our control. If our backlog and awarded orders fail to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability and liquidity.

Defects or performance problems in our products or their parts, whether due to manufacturing, installation, or use, including those related to the wire insulation shrinkback matter, have a high consequence of failure and can lead to equipment and systems failure, physical injury or death, and in the past have, and in the future could, result in loss of customers, reputational damage and decreased revenue, and materially adversely impact our business, financial condition and results of operations.

EBOS components, including the wires related to the wire insulation shrinkback matter, whether manufactured by us or third party suppliers, are products and systems for which the consequences of failure are significant and can include, among other issues, equipment damage, fire damage, and even serious injury or death because of the high voltages involved and potential for fire. Further, a fault in the wiring of an EBOS system, whether as a result of product malfunctions, defects or improper installation, may cause electrical failures in solar energy projects. Faults typically occur when natural thermal expansion and contraction occurs at a point where two wires have been joined, loosening the insulation, and allowing moisture into the joint. Faults can result in lost production for customers, damage to the equipment, fire and injury or death depending on their severity and whether people are onsite.

Although we conduct quality assessments on our products and these products are manufactured according to stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, product failures, destruction or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, installation or system failures, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products, including those related to the wire insulation shrinkback matter, have resulted and could result in the future in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, increases in expenses due to the identification, repair and replacement of the faulty products, and increases in customer service and support costs, which, with respect to the wire insulation shrinkback matter, has had and may continue to have a material adverse effect on our business, financial condition and results of operations, and with respect to other matters, could have such an effect.

Furthermore, defective components may give rise to warranty claims (such as those related to the wire insulation shrinkback matter), or indemnity or product liability claims against us, that may exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we accrue reserves for warranty claims, our estimated warranty expense for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility to our Class A common stock and have a material adverse effect on our financial condition.

If one of our products, including those involved in the wire insulation shrinkback matter, causes injury to someone or causes property damage, including as a result of product malfunctions, defects or improper installation, we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face, including those related to the wire insulation shrinkback matter, could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us, including those related to the wire installation shrinkback matter, could result in potentially significant monetary damages, penalties or fines; subject us to adverse publicity; damage our reputation and competitive position; and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

We have experienced, and may experience in the future, delays, disruptions, quality control or reputational problems in our manufacturing operations in part due to our vendor concentration.

Our product development, manufacturing and testing processes are complex, involve a number of precise steps from design to production, and require significant technological and production process expertise, and therefore we depend on a limited number of vendors and suppliers. Any vendor delay or disruption could cause a delay or disruption in our ability to meet customer requirements which may result in a loss of customers. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, increased production and logistics costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

We do not control our vendors or suppliers or their business practices and our oversight of their actions is limited. Accordingly, we cannot guarantee that they follow quality control, ethical or other desired business practices. If vendors or suppliers fail to comply with applicable laws, regulations, quality standards, safety codes, employment practices, human rights standards, environmental standards, production practices, or diverge from labor practices generally accepted as ethical in the U.S. or other markets in which we do business, we could attract negative publicity and harm our reputation and business.

If we fail to retain our key personnel and attract additional qualified personnel, our business strategy and prospects could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team, key technical personnel and other qualified employees, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense, and we face challenges in identifying, hiring and retaining qualified personnel in many areas of our business.

An inability to attract and retain senior and middle management, an inability to effectively provide for the succession of senior management, or an inability to attract and retain other key or qualified personnel could limit or delay our ability to execute our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our products are primarily manufactured and shipped from our production facilities in Tennessee, and any damage or disruption at these facilities may harm our business.

A significant portion of our operations is located in our Tennessee manufacturing facilities. Issues with our workforce, including illness or absenteeism, unionization initiatives or difficulties in recruiting and retaining skilled workers in the area may have a material adverse effect on our business. Further, our geographic concentration exposes us to increased risk with regards to natural disasters, including tornados such as the ones recently experienced in the state, fire, power interruption or other calamity at any one of our facilities, or any combination thereof. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, and may result in lawsuits. Certain of the equipment used to manufacture our products could be difficult, time consuming, or costly to replace or repair if damaged. Our property and business disruption insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We may face difficulties with respect to the planned consolidation and relocation of our Tennessee-based manufacturing and distribution operations, and may not realize the benefits thereof.

In fiscal 2024, we announced our intention to invest substantial capital over the next five years to expand and consolidate our existing Tennessee-based manufacturing and distribution operations to a new, larger facility in Portland, Tennessee. As part of the expansion, we expect to relocate our Tennessee-based manufacturing operations to a larger facility. Construction and development of the new facility is complicated and has in the past, and in the future may, present significant challenges, including delays, cost overruns or other complications. It can also exacerbate the geographic contraction risks described above. In addition, there can be no assurance that we will be able to establish our planned consolidated facility within the planned timeline, or at all. The expense and time required to bring this facility online and to assure that our products manufactured at such facility comply with our quality standards could be greater than currently anticipated. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our projections.

Safety issues may subject us to penalties, negatively impact customer relationships, result in higher operating costs, and negatively impact employee morale and turnover.

We have manufacturing facilities that are susceptible to numerous industrial safety risks that can lead to personal injury, loss of life, and damage to property and equipment. Even with precautions to avoid incidents, we have experienced accidents in the past and may again in the future, which can negatively affect our safety record. A poor safety record can harm our reputation with existing and potential customers, jeopardize our relationship with employees in a competitive labor market, increase our insurance and operating costs and could adversely impact our business and results of operations.

The market for our products is competitive, and we face increased competition as new and existing competitors introduce EBOS system solutions and components, which could negatively affect our results of operations and market share.

The market for EBOS system solutions and components is competitive. Our principal competitors include TerraSmart, LLC (formerly SolarBOS, Inc.), Bentek Corporation, Voltage, LLC, Construction Innovation, Premier PV, and Hikam America, Inc. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, and training and customer support. Competition continues to intensify as new and existing competitors enter the market. If our competitors introduce new technologies that are successful in offering price competitive and technological attractive EBOS system solutions and components, it may become more difficult for us to maintain market share.

Several of our existing and potential competitors may have, or obtain, the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our products to compete effectively. In 2024, our revenue and gross profit were impacted, in part, by competitive pricing and volume discounts in our key markets. If we have to reduce our prices or effect discounts by more than we anticipate or if we are unable to offset any future reductions in our selling prices by reducing our costs and expenses, increasing our sales volume, or introducing new products, our revenue and gross profit will continue to suffer.

In addition, competitors may be able to develop new products more quickly than us, may partner with other competitors to provide combined technologies and competing solutions and may be able to develop products that are more reliable or that provide more functionality than ours. Any failure by us to adopt alternative or enhanced technologies or processes, such as other forms of EBOS systems, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors. Further, a slow product innovation lifecycle and/or challenges to identify and invest in the appropriate research, development and automation initiatives may result in loss of competitive differentiation and our inability to diversify revenue streams in the future.

Macroeconomic conditions, including high inflation, high interest rates, and geopolitical instability impacts our business and financial results.

Global markets have seen extensive volatility over the past few years owing to a variety of factors including, high inflation, volatility in the capital markets, interest and currency rate fluctuations, labor availability, supply chain disruptions, global pandemics and public health crises and the responses thereto, weather catastrophes and geopolitical instability, including growing tensions between China and the U.S., the Russia-Ukraine war, conflict in the Middle East, and acts of terrorism that have significantly increased economic uncertainty resulting in unfavorable macroeconomic conditions that have negatively affected demand for our products, elongated our sales cycle, made access to capital more difficult and costly and exacerbated some of the other risks that affect our business, financial condition and results of operations. For example, global inflationary pressures have resulted in increased energy prices, freight premiums, and other operating costs for us, which are expected to persist in 2025. High interest rates have also impacted our business, inflating costs related to borrowings, for both us and our customers.

A reduction in the availability of project debt capital in the global financial markets and government actions taken to reduce inflation make it difficult for end customers to finance the cost of a solar energy system and reduce the demand for our products. Even though certain government subsidies and economic incentives are currently in place to encourage the adoption of solar energy, there is no guarantee that such incentives will remain in place and many end users still depend on financing to fund the initial capital expenditure required to construct a solar energy project. We believe that a significant percentage of end-users construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. High interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects and, in each case, could cause these end users to seek alternative investments.

We continue to navigate, monitor and evaluate our strategy to reduce the negative impact on our business of macroeconomic conditions, however, no assurance can be given that if economic conditions worsen, that our business, financial results and liquidity would not be materially adversely impacted.

We are subject to risks associated with the patent infringement complaints that we filed with the U.S. International Trade Commission (“ITC”) and District Courts.

As disclosed under Litigation in Note 15 - Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K, in 2023, we filed patent infringement complaints at the ITC and in U.S. District Courts against Hikam America, Inc. and its related foreign entities (together, “Hikam”), and Voltage LLC, and a related foreign entity (together, “Voltage”) (the “2023 IP Litigations”).

Additionally, as disclosed under in Note 15 - Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K, we have filed patent infringement complaints at the ITC and in U.S. District Court against Voltage and its related foreign entity (the “2025 IP Litigations”). These complaints assert two new patents (the ‘375 and ‘376 Patents) that cover our BLA solutions.

If we are unsuccessful with respect to the patent infringement complaints against Hikam and Voltage, our patents or other intellectual property could be at risk of being invalidated or interpreted such that the alleged infringing products may continue to be imported and sold in the U.S. In such case, we could lose potential revenue to Hikam and/or Voltage as well as other parties that may copy our technology.

If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property portfolio and other proprietary rights, including the patents we are asserting in ongoing patent infringement litigation, our business and results of operations could be materially harmed.

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

We generally seek or apply for patent protection as and if we deem appropriate, based on then-current facts and circumstances. We have applied for patents in the U.S. and abroad, some of which have been issued. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. While a presumption of validity exists with respect to U.S. patents issued to us, there can be no assurance that any of our patents, patent applications, or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around, or rendered unenforceable. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including by forcing us to, among other things, rebrand or redesign our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents, or develop and obtain patent protection for alternative technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments occur, they could have an adverse effect on our sales or market position.

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

We rely heavily on trade secrets and nondisclosure agreements to protect our proprietary know-how, technology, and other proprietary information, and to maintain our competitive position, which we seek to protect, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, or disclosure of our proprietary information, know-how and trade secrets, or in preventing our competitors from independently developing technologies that are substantially equivalent or superior to ours.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need to build name recognition. In addition, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively.

We have, and may in the future need to initiate infringement claims or litigation in order to protect or enforce our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, is expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Enforcing our intellectual property rights in all countries throughout the world may be prohibitively expensive, and we may choose to forgo such activities in some jurisdictions. Litigation, including the complaints discussed above, also puts our patents or other intellectual property at risk of being invalidated or interpreted in a manner other than intended. In such case, we could lose potential revenue to the defendants as well as other parties who may sell similar products. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. Additional actions may be taken by third parties, e.g., at the U.S. Patent and Trademark Office that may prevent our patent applications or trademark applications from issuing.

Acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses, could disrupt our business and negatively impact our results of operations.

Our success depends, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies or through joint ventures or investments. The identification of suitable acquisition or joint venture candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or joint ventures.

Achieving anticipated benefits and synergies from acquisitions is uncertain and subject to various risks, including our ability to integrate or benefit from acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention; unanticipated costs or liabilities related to the acquisition; failure to leverage the increased scale of the combined businesses quickly and effectively; the potential impact of the acquisition on our relationships with employees, vendors, suppliers and customers; the impairment of relationships with, or the loss of, the acquired entity’s employees, vendors, suppliers or customers; adverse changes in general economic conditions in regions in which we operate; potential litigation associated with the acquisition; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; and challenges in attracting and retaining key personnel. Many of these factors will be outside of our control and any one of them could result in increased costs, decrease in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. The full benefits of an acquisition may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of acquisitions and negatively impact our results of operations.

A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow.

A small number of customers have historically accounted for a material portion of our revenue. For the year ended December 31, 2024, our largest customer and five largest customers constituted approximately

26.4% and 54.3% of total revenue, respectively. Further, the Company’s trade accounts receivable are from companies within the solar industry, and as such, the Company is exposed to industry credit risks. As of December 31, 2024, our largest customer and five largest customers constituted 19.0% and 50.8% of trade accounts receivable, respectively. Accordingly, loss of our largest customer or other significant customers, a significant reduction in pricing or order volume from our largest customer or other significant customers, their inability to perform under their contracts, or their default in payment could adversely reduce net sales and operating results in any reporting period.

A significant drop in the price of electricity may harm our business, financial condition, results of operations and prospects.

Significant decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact owners of solar energy projects or make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of: (i) construction of a significant number of new lower-cost power generation plants, including plants utilizing natural gas, nuclear energy, renewable energy or other generation technologies; (ii) relief of transmission constraints that enable distant lower-cost generation to transmit energy less expensively or in greater quantities; (iii) reductions in the price of natural gas or other fuels; (iv) subsidies impacting electricity prices; (v) utility rate adjustment and customer class cost reallocation; (vi) decreased electricity demand, including from energy conservation technologies and public initiatives to reduce electricity consumption; (vii) developments in the solar components allowing for electricity at costs lower than those that can be achieved by us and our customers, which could result in reduced demand for our products; (viii) development of smart-grid technologies that lower the peak energy requirements; (ix) development of new or lower-cost customer-sited energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and (x) development of new energy generation technologies that provide less expensive energy.

If the cost of electricity generated by solar energy installations incorporating our systems is high relative to the cost of electricity from other sources, then our business, financial condition and results of operations may be harmed.

The unauthorized access to our information technology systems or the disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could severely disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems, including data centers, hardware, software and third-party applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. We depend on the integrity, security and consistency of these systems and related backup systems, some of which are entrusted to third-party service providers and vendors. In addition, some aspects of our business involve the collection, receipt, use, storage, processing and transmission of personal information (of our customers’ and end users of our customers’ solar energy systems, including names, addresses, e-mail addresses, credit information, energy production statistics), consumer preferences as well as confidential information and personal data about our employees, our suppliers and us.

Our facilities and information systems, as well as those of the third-parties we rely on, are vulnerable to cybersecurity incidents; cyberattacks; acts of war, terrorism, vandalism and theft; computer viruses and, malware, phishing or distributed denial-of-service attacks; misplaced or lost data; design, programming and/or other human usage errors by our employees or contractors; power outages; computer and telecommunications failures; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to our and our third-party providers’ systems, confidential information and personal data. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased as well. We have been and expect to continue to be the target of fraudulent calls, emails and other forms of cyberattacks and have experienced certain immaterial cybersecurity incidents. While we maintain network security and cyber liability insurance, any such insurance coverage may be insufficient to cover all potential losses and may not continue to be available to us on acceptable terms, or at all. Any perceived or actual unauthorized access to our information systems, or the use or disclosure of confidential information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

In addition, as the regulatory environment relating to companies’ obligations to protect sensitive data and disclose certain cybersecurity incidents becomes increasingly rigorous, with new and constantly changing requirements, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Failure of our information technology systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

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

We continue to work on enhancing our geographic focus outside of the U.S., with a primary focus on Southern Europe, Australia and the Pacific Region. Our expansion outside of the U.S. involves developing region-specific products; entering into joint-venture or licensing arrangements with companies in certain markets; expanding our relationships with value-added resellers of our products in some countries; creating international subsidiaries to build credibility and market presence; and utilizing locally sourced components in our products in jurisdictions where locally sourced components are a regulatory or customer requirement.

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

Our indebtedness could adversely affect our financial flexibility, restrict our current and future operations, and our competitive position.

As of December 31, 2024, we had $141.8 million revolving loans outstanding under the Senior Secured Credit Agreement. Our indebtedness could have important consequences to you and significant effects on our business. For example, it could increase our vulnerability to adverse changes in general economic, industry and competitive conditions; reduce the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and our industry; restrict us from pursuing business opportunities; making it more difficult to satisfy financial obligations; place us at a disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds. We may also be unable to generate sufficient cash to pay any amounts due.

In addition, the Senior Secured Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Furthermore, we are required to maintain compliance with various financial ratios in the Senior Secured Credit Agreement. A failure by us to comply with the covenants or to maintain the required financial ratios contained in the Senior Secured Credit Agreement could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. A default by us under the Senior Secured Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults and acceleration under any other future agreements governing our indebtedness. If any of our indebtedness is accelerated, there can be no assurance that our assets will be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

Risks Related to Regulatory Matters

Existing electric utility industry, federal state and municipal renewable energy and solar energy policies and regulations, including zoning and siting laws, and any subsequent changes, present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products or harm our ability to compete.

Federal, state, local and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices, and rate design, heavily influence the market for electricity generation products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities and market operators. For example, changes in fee structures, electricity pricing structures, and system permitting, interconnection and operating requirements can deter purchases of renewable energy products, including solar energy systems, by reducing anticipated revenue or increasing costs or regulatory burdens for would-be system purchasers. Any resulting reductions in demand for solar energy systems could harm our business, prospects, financial condition and results of operations.

Chief among policies intended to promote renewable electricity generally, or solar electricity in particular, are renewable portfolio standards (“RPS”) and clean energy standards (“CES”). Currently, over half of the U.S. states, the District of Columbia, and Puerto Rico have implemented some form of RPS/CES policy, which mandates that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable or clean energy resources by a certain compliance date. Additionally, several states have set voluntary renewable energy goals. RPS/CES policies vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while in other jurisdictions, RPS/CES policies continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPS/CES policies emerge periodically in various jurisdictions. There can be no assurance that state RPS/CES policies or other policies supporting renewable energy will continue.

Additionally, states, counties, and municipalities have the ability to slow or obstruct the development of new solar projects by using permitting, zoning and siting laws. Many states that support the renewable energy sector have tried to limit the ability of counties or municipalities to block solar development in this way. In some states, the public utility commissions or other State agencies have authority to preempt local zoning decisions that unreasonably interfere with solar development. Other states effectively allow municipalities and counties to exercise their standard land use powers. In the future, the approach taken in individual states may change and will be driven by the political climate in those states. There is no guarantee that states will continue to enact zoning and permitting laws that support the renewable energy sector.

Net metering policies for on-site solar have also promoted solar electricity by allowing solar PV system owners to only pay for power usage net of production from the solar PV system. Under a net metering program, the customer typically pays for the net energy used or receives a credit against future bills if more energy is produced than consumed. While most U.S. states have adopted some form of net metering for small solar projects, these programs have recently come under regulatory scrutiny in some jurisdictions due to allegations that net metering policies inequitably shift costs onto non-solar ratepayers. A number of states have made changes to net metering programs that lessen the benefits associated with net metering. Net metering policies may in the future be modified or even eliminated in some states. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately affect end-users that use net metering would significantly limit demand for our products and could have a material adverse effect on our business, financial condition, results of operations and future growth.

Additionally, as new solar projects are planned and built, as part of the interconnection process, the developers typically are required to pay for any required upgrades to the local distribution lines or to the electric transmission system. In particular areas, as the number of solar projects increases, the costs of these upgrades are likely to increase. This may have the effect of reducing the economic benefits of these projects and may lead to the cancellation of marginal projects. Certainly, federal and state regulatory policies may have an impact on how these interconnection costs are calculated and on the amount of time needed to complete the necessary interconnection studies. There may be risks that federal or state regulators will develop interconnection rules or procedures that are more burdensome than they are today for developers of solar projects.

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

Changes in tax laws or regulations that are applied adversely to us, or our customers could materially adversely affect our business, financial condition, results of operations and prospects.

Changes in corporate tax rates, tax incentives for renewable energy projects, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense or that of our customers, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock may decline and may continue to be subject to significant volatility.

The market price of our Class A common stock has, and could be, subject to significant fluctuations. The price of our stock changes in response to fluctuations in our results of operations, the wire insulation shrinkback matter, other factors specific to our Company, and in response to macroeconomic factors as well as factors specific to the solar energy industry and companies in our industry, many of which are beyond our control. As a result, our share price has experienced significant volatility and may not necessarily reflect the value of our expected performance, which may prevent investors from being able to sell their Class A common stock at or above their purchase price. Declines in our stock price can also decrease the value of our equity compensation programs, which could make it hard to retain key personnel.

Additionally, the sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Furthermore, we have, and in the future, we may also issue securities in connection with investments, acquisitions or capital raising activities, which would dilute our current stockholders and impact the price of our Class A common stock.

Further, the repurchase of our Class A common stock pursuant to our Repurchase Program could affect the price of our Class A common stock and increase its volatility and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our Class A common stock may decline below the levels at which we effected repurchases. Pursuant to the Repurchase Program announced by the Company on June 11, 2024, we are authorized to repurchase up to $150 million of outstanding shares of our Class A common stock from time to time. As of December 31, 2024, we had repurchased $25 million under the program. We are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of future share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. Further, our Repurchase Program may be suspended or discontinued at any time and may reduce the amount of cash we have available, impacting our liquidity.

Because we do not expect to pay any cash distributions or dividends in the foreseeable future, appreciation in the price of our Class A common stock, if any, may be your only source of gain on an investment in our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by discouraging, delaying or preventing a change of control of our Company or changes in our management that the stockholders of our Company may believe to be advantageous. These provisions include: (i) authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt; (ii) not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; (iii) limiting the ability of stockholders to call a special stockholder meeting; (iv) prohibiting stockholders from acting by written consent; (v) establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; (vi) the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon; (vii) providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our amended and restated bylaws; and (vii) requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of Class A common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law

(the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our amended and restated bylaws.

In addition, we are not governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

Our amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by applicable law, be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our bylaws; any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court finds the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

Section 27 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the federal district court for the District of Delaware will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity strategy focuses on striking a balance between data barriers and access, and promoting vigilance among our employees, contractors, and business partners. We monitor and implement procedures, policies, and activities designed to manage our data and to maintain a high level of privacy and security within our systems. In 2024, we continued the development of our enterprise risk program, which integrates cybersecurity.

Our cybersecurity processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. We implemented risk-based controls to protect our information, the information of our customers and other third parties, our information systems, our business operations, and our products and related services. We have an information security risk program structured according to the National Institute of Standards and Technology Cybersecurity Framework, industry best practices, privacy legislation, and other standards and regulations. Our program includes a defense-in-depth approach with multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management, as well as data protection best practices and data loss prevention controls.

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

In 2024, we did not experience any material cybersecurity incident. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see Item 1A. “Risk Factors—The unauthorized access to our information technology systems or the disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could severely disrupt our business or reduce our sales or profitability” and “Failure of our information technology systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.”

Governance
Our board of directors reviews our management of cybersecurity risks, and our Audit Committee has been delegated primary oversight of such risks and the steps our management has taken and takes to monitor and control these exposures. Our data privacy and security program is overseen by our Vice President of IT, who presents to the Board on an annual basis. Starting in 2024, our Board receives quarterly briefings on cybersecurity matters and the Company’s efforts to prevent, detect, mitigate, and remediate cybersecurity risks. Our Audit Committee also receives regular briefings on cybersecurity matters, including cybersecurity threats and receives details on any significant cybersecurity incidents.

Our Vice President of IT leads our dedicated Information Technology team (“IT team”), which executes on our data privacy and information security programs and policies, and our Cyber Incident Response Team (“IRT”), which executes on our incident response procedures in the event of a data privacy or security event and conducts annual exercises simulating cybersecurity and data breach incidents. The IRT is comprised of internal members from the finance, legal, human resources, and operations departments, as well as external cybersecurity vendors and advisors. The members of our IRT understand the complexities of our business and are experienced in the financial, legal, regulatory and operational consequences of a cybersecurity incident or threat to the Company.

The IT team is led by Shoals’ Vice President of IT, Gerald Jowers, who joined in 2024 with 30 years of technology experience.
Item 2. Properties
The table below describes the material facilities owned or leased by Shoals Technologies Group, Inc. as of February 2025:

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
Item 3. Legal Proceedings
From time to time, we may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. Except as described under Litigation in Note 15 - Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is traded on the Nasdaq Global Market under the symbol “SHLS”. Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of February 21, 2025, there were four registered account holders of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 21, 2025, there were no shares of Class B common stock outstanding, and therefore, no registered account holders thereof.
Dividend Policy
We currently intend to retain all available funds and any future earnings for use in the operation of our business and therefore we do not currently expect to pay any cash dividends. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
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
Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2024 that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Form 10-K captioned “Forward-Looking Statements” and “Risk Factors”. Management’s discussion and analysis relating to the fiscal year ended December 31, 2023 and the applicable year-to-year comparisons to the fiscal year ended December 31, 2022 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Overview
We are a leading provider of electrical balance of system (“EBOS”) solutions and components, including battery energy storage solutions (“BESS”) and Original Equipment Manufacturer (“OEM”) components, for the global energy transition market. EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels to an inverter and ultimately to the power grid. EBOS components are mission-critical products that have a high consequence of failure, including lost revenue, equipment damage, fire damage, and even serious injury or death. As a result, we generally believe customers prioritize reliability and safety over price when selecting EBOS solutions.
We design, manufacture and sell a variety of products used by the solar and battery storage industries, including Solar BLA Solutions; Homeruns, Interconnection and Extension Solutions; Combiners and Re-Combiners; Load Break Disconnects and Transition Solutions; Wireless Performance Monitoring; and BESS. We refer to complete EBOS solutions that use products manufactured by us, typically in connection with the design and specification of an entire EBOS system, as “system solutions”. When we sell a system solution, we work with our customers to design, specify and engineer their system solution to provide a complete customized EBOS solution consisting of individualized products that maximizes reliability and energy production while minimizing cost. We also provide technical support during installation and the transition to operations and maintenance. We refer to individual, often custom and proprietary, products we sell as “components”. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering that would otherwise be challenging for a customer to obtain from a single provider or at all. Given the custom nature of both our system solutions and individual components and the long development cycle for solar energy projects, we typically have 12 months or more of lead time to quote, engineer, produce and ship orders we receive, and we do not stock large amounts of finished goods.
Traditionally, and for the year ended December 31, 2024, we primarily sold our EBOS solutions and components and OEM components to customers in the United States. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt (“MW”) or greater (“utility-scale solar”). These EPCs work with owners and developers of solar assets to build solar energy projects. However, given the mission critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner/developer of the solar energy project. In the third quarter of 2024, we announced our strategic shift to expand our reach and capitalize on international, BESS, data centers, and Commercial, Community, and Industrial (“CC&I”) markets, while also maintaining our focus on domestic utility-scale solar and OEM markets. This shift is aimed at capitalizing on the growing global demand for renewable energy solutions and diversifying our market presence. By entering new geographic regions, markets, and applications we aim to enhance our competitive position and drive long-term growth.
Throughout fiscal year 2024, we have maintained focus on our growth strategy and continued strengthening our leadership position in the industry. We believe that as of December 31, 2024, we have worked with 13 of the top 15 solar EPCs, per Wood Mackenzie data from 2022-2024.
We derived 76.7% of our revenue from the sale of system solutions for the year ended December 31, 2024. For the same period, we derived substantially all of our revenue from customers in the U.S. As of December 31, 2024, we had $634.7 million of backlog and awarded orders. Backlog of $154.8 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $479.9 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of December 31, 2024, we believe approximately $154.8 million of backlog and $284.5 million of awarded orders have delivery dates in 2025. The remaining $195.4 million have planned delivery dates beyond 2025. Additionally, we believe more than 13% of our December 31, 2024 backlog and awarded orders relate to international projects. As of December 31, 2024, backlog and awarded orders increased by 0.5% relative to December 31, 2023 and increased by 6.5% relative to September 30, 2024.
Elimination of Up-C Structure and Entity Simplification
In 2023, following a secondary offering of shares of Class A common stock by certain selling stockholders, all the holders of LLC Interests exchanged all the LLC Interests and corresponding shares of Class B common stock of the Company beneficially owned by them into shares of Class A common stock of the Company. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent LLC were held by the Company, no other holders owned LLC Interests and no Class B common stock was or is outstanding.
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
Trends and Uncertainties
Global inflationary pressures persisted during 2024 and are expected to persist to a lesser extent during the first quarter of 2025; however, the impact of inflation remains uncertain for the rest of 2025. In 2024, we experienced generally higher interest rates than we have historically, which led to general higher interest rates associated with our Senior Secured Credit Agreement in the year ended December 31, 2024; however, interest rates did decline from their historically high levels during the course of 2024. The eventual implications of higher government deficits and debt, tighter monetary policy, and continued high interest rates may drive a higher cost of capital during our forecasted period.

Our ability to obtain raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, were still impacted in 2024. The Company does not directly source a significant amount of raw materials from Europe. However, the Russia-Ukraine war has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist into early 2025, which may be further impacted by any global trade wars as described below.

Trade Regulation and Import Tariffs

Our business activities are subject to numerous laws and regulations in the jurisdictions in which we operate. Particularly, our exports and imports are subject to complex trade and customs laws, tax requirements and tariffs set by governments through mutual agreements or unilateral actions. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.

President Trump has indicated that his administration is likely to impose significant tariffs on imported goods, including a 60% tariff on Chinese imports, a 25% tariff on goods from Canada and Mexico and up to 10% or 20% on all other U.S. imports. While the implementation and scope of these proposed tariffs is still uncertain, any significant new tariffs, which may last for an indefinite period of time, may result in increased prices for certain of our raw materials including steel, copper and aluminum. The implementation of these proposed tariffs, any future increases in existing tariff rates, additional tariffs on other goods, or further retaliatory actions from other governments may result in higher costs for us, and there can be no assurance we will be able to pass on any of the increases in raw material costs directly resulting from the tariffs to our customers. Such actions may also result in more difficulty or the inability to obtain needed materials. In addition, the threat of increased tariffs alone has caused market uncertainty.

Any such further tariffs or trade disputes could negatively impact our ability to secure necessary source materials and would further complicate trade and the availability of goods necessary to our operations. Over the past few years, escalating trade tensions between the United States and China led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. Although we did not materially experience such negative effects during fiscal year 2024, we cannot be certain that we would not experience negative effects in 2025, particularly given President Trump’s rhetoric concerning trade and tariffs.

We continue to monitor the condition of our supply chain and evaluate our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations. During the year ended December 31, 2024 we continued to monitor and optimize our inventory levels.

The Solar Market

During 2023 and continuing in 2024, the domestic utility scale solar market experienced project delays that have pushed projects beyond 2024. Additionally, in 2023, the domestic utility scale solar market started experiencing slowing growth, which is expected to persist in the near term. These trends are the result of the costs of permitting issues; project financing; lingering uncertainty about the application of the Inflation Reduction Act of 2022 to solar projects; uncertainty regarding changes in the U.S. trade environment, including the imposition of trade restrictions, import tariffs, anti-dumping and countervailing duties; supply chain constraints; and interconnection complications. We expect these trends to persist beyond 2025 and reverse over time. These project slowdowns and delays have impacted our results, lowering demand and sales volume. However, even though we expect our growth rate to decline from the very high levels of the last few years, we believe that our domestic utility scale business will continue growing at an attractive rate.

Our company continues to navigate the uncertainties relating to project delays. Additionally, we are experiencing competitive dynamics, volume discounts, and impacts to customer mix in our key markets, which so far have immaterially impacted our results of operations.

Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.
Revenue
We generate revenue from the sale of EBOS solutions and components for homerun and plug-and-play architectures, battery storage, and OEM offerings. Our customers include EPCs, utilities, solar developers, independent power producers, and solar module manufacturers. We derive the majority of our revenue from selling solar system solutions. When we sell a solar system solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for solar system solutions can vary from one to three months whereas manufacturing typically requires a shorter time frame. Contracts for solar system solutions can range in value from several hundred thousand to several million dollars.
Our revenue is affected by changes in the price, volume and mix of solar system solutions and components purchased by our customers. The price and volume of our system solutions and components is driven by the demand for our solar system solutions and components, volume based discounts and rebate incentives, changes in product mix between homerun and plug-and-play EBOS, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.
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
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 149 to 185 from December 31, 2023 to December 31, 2024, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
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
Interest income
Interest income is related to interest on bank deposits.
Payable Pursuant to the Tax Receivable Agreement Adjustment
Tax Receivable Agreement (“TRA”) adjustment consists of changes to our tax rate since the initial recording of the liability related to the TRA.
Gain on Termination of Tax Receivable Agreement
Gain on termination of TRA is related to the early termination and settlement of the TRA, as discussed in Note 17 - Payable Pursuant to the Tax Receivable Agreement in our consolidated financial statements included in this Annual Report on Form 10-K. The TRA was terminated in December 2022.
Income Tax Expense

Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions. Prior to the July 1, 2023 contribution described in Note 16 - Income Taxes in our consolidated financial statements included in this Annual Report on Form 10-K, Shoals Parent LLC was a pass-through entity for federal income tax purposes but incurred income tax in certain state jurisdictions. On July 1, 2023, the Company contributed 100% of its LLC Interests in Shoals Parent LLC to its wholly-owned subsidiary, Shoals Intermediate Parent, and following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Up-C structure.

Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2024 and 2023.
The following table summarizes our results of operations (dollars in thousands):

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ variance	% variance
Revenue	$399,208	$488,939	$(89,731)	(18)%
Cost of revenue	257,191	320,635	(63,444)	(20)%
Gross profit	142,017	168,304	(26,287)	(16)%
Operating expenses
General and administrative expenses	82,254	80,719	1,535	2%
Depreciation and amortization	8,591	8,550	41	—%
Total operating expenses	90,845	89,269	1,576	2%
Income from operations	51,172	79,035	(27,863)	(35)%
Interest expense	(13,827)	(24,100)	(10,273)	(43)%
Interest income	518	—	518	100%
Income before income taxes	37,863	54,935	(17,072)	(31)%
Income tax expense	(13,736)	(12,274)	1,462	12%
Net income	24,127	42,661	(18,534)	(43)%
Less: net income attributable to non-controlling interests	—	2,687	(2,687)	(100)%
Net income attributable to Shoals Technologies Group, Inc.	$24,127	$39,974	$(15,847)	(40)%

Comparison of the years ended December 31, 2024 and 2023
Revenue
Revenue decreased by $89.7 million, or 18%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, driven by lower sales volumes resulting from lower demand as a result of solar project delays that have pushed projects out from 2024, and competitive dynamics, volume discounts, and customer mix in our key markets.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $63.4 million, or 20%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, driven by the decrease in revenue. Gross profit as a percentage of revenue was 35.6% for the year ended December 31, 2024 as compared to 34.4% for the year ended December 31, 2023. This increase in gross profit as a percentage of revenue was due to a reduced amount of wire insulation shrinkback expenses in the current year as compared to the prior year, offset by increases in material and labor costs, non-recurring operational charges, competitive dynamics, volume discounts, and customer mix in our key markets, and a reduction in leverage on fixed costs.
Operating Expenses
General and Administrative
General and administrative expenses increased $1.5 million, or 2%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in general and administrative expenses was the result of an increase in legal and professional expenses of $5.9 million associated with wire insulation shrinkback litigation, $4.2 million in operating salaries due to an increase in general and administrative headcount, $1.0 million associated with shareholder and intellectual property litigation, as well as an increase of $0.8 million in sales and marketing expenses. This increase was offset by decreases of $5.9 million associated with stock compensation in 2024 as compared to 2023, of which $4.4 million was due to the termination of employment of our former Chief Executive Officer for disability in March 2023, which, under the terms of his employment agreement, resulted in acceleration of equity based compensation expense, causing expense to be higher in 2023. The increase was also offset by a decrease in $4.4 million in bonus expense caused by a decrease in estimated payouts under our annual incentive plan in comparison to the prior year.
Depreciation and Amortization
Depreciation and amortization expense within operating expenses increased by less than $0.1 million or 0.5%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was due to purchases of PPE during the year, commencing depreciation, slightly offset by definite lived intangible assets that became fully amortized during 2023 and had no amortization expense incurred in 2024.
Interest Expense
Interest expense decreased by $10.3 million or 43%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease is explained by activity related to our voluntary prepayments on the Term Loan Facility and amendment of the Senior Secured Credit Agreement. Due to the prepayments and amendment, the Company wrote off a liability of $2.5 million of deferred interest, along with an asset of $2.3 million of deferred financing costs. The weighted average outstanding balance for 2024 was also lower in comparison to 2023 and interest rates associated with the Company’s credit agreement were lower in the current year when compared to the prior year.
Interest Income
Interest income increased from the prior year by $0.5 million. This is due to the addition of interest bearing accounts for our cash and cash equivalents.
Income Tax Expense
Income tax expense was $13.7 million for the year ended December 31, 2024 as compared to income tax expense of $12.3 million for the year ended December 31, 2023. Our effective income tax rate for the year ended December 31, 2024 and 2023 was 36.3% and 22.3%, respectively. The effective income tax rate increase was due to a tax shortfall on stock-based compensation, return to provision adjustments, change in valuation allowance, and the elimination of the Up-C structure on July 1, 2023 which decreased the tax rate in the prior year, as discussed in more detail in Note 16 - Income Taxes in our consolidated financial statements included in this Annual Report on Form 10-K.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus wire insulation shrinkback expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income plus/(minus) (i) interest expense, (ii) interest income (iii) income tax expense, (iv) depreciation expense, (v) amortization of intangibles, (vi) payable pursuant to the TRA adjustment, (vii) gain on termination of the TRA, (viii) equity-based compensation, (ix) acquisition-related expenses, (x) wire insulation shrinkback expenses, and (xi) wire insulation shrinkback litigation expenses. We define Adjusted Net Income as net income attributable to Shoals Technologies Group, Inc. plus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) adjustment to the provision for income tax, (iii) amortization of intangibles, (iv) amortization / write-off of deferred financing costs, (v) payable pursuant to the TRA adjustment, (vi) gain on termination of the TRA, (vii) equity-based compensation, (viii) acquisition-related expenses, (ix) wire insulation shrinkback expenses, and (x) wire insulation shrinkback litigation expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding Class B common stock for Class A common stock as of the beginning of the earliest period presented.
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

Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$399,208	$488,939	$326,940
Cost of revenue	257,191	320,635	195,629
Gross profit	$142,017	$168,304	$131,311
Gross profit percentage	35.6%	34.4%	40.2%

Wire insulation shrinkback expenses (a)	$13,764	$61,705	$—
Adjusted gross profit	$155,781	$230,009	$131,311
Adjusted gross profit percentage	39.0%	47.0%	40.2%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$24,127	$42,661	$143,013
Interest expense	13,827	24,100	18,538
Interest income	(518)	—	—
Income tax expense	13,736	12,274	8,987
Depreciation expense	5,007	2,612	1,858
Amortization of intangibles	7,619	7,917	8,651
Payable pursuant to the TRA adjustment (c)	—	—	6,675
Gain on termination of TRA	—	—	(110,883)
Equity-based compensation	14,230	20,862	16,108
Acquisition-related expenses	—	—	42
Wire insulation shrinkback expenses (a)	13,764	61,705	—
Wire insulation shrinkback litigation expenses (b)	7,292	1,260	—
Adjusted EBITDA	$99,084	$173,391	$92,989

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income attributable to Shoals Technologies Group, Inc.	$24,127	$39,974	$127,611
Net income impact from assumed exchange of Class B common stock to Class A common stock (d)	—	2,687	15,402
Adjustment to the provision for income tax (e)	—	(653)	(3,726)
Tax effected net income	24,127	42,008	139,287
Amortization of intangibles	7,619	7,917	8,651
Amortization / write-off of deferred financing costs	3,093	2,165	1,365
Payable pursuant to the TRA adjustment (c)	—	—	6,675
Gain on termination of TRA	—	—	(110,883)
Equity-based compensation	14,230	20,862	16,108
Acquisition-related expenses	—	—	42
Wire insulation shrinkback expenses (a)	13,764	61,705	—
Wire insulation shrinkback litigation expenses (b)	7,292	1,260	—
Tax impact of adjustments (f)	(11,591)	(24,604)	1,158
Adjusted Net Income	$58,534	$111,313	$62,403
(a) For the year ended December 31, 2024 represents (i) $13.3 million of wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, and (ii) $0.5 million of inventory write-downs of wire in connection with wire insulation shrinkback. For the year ended December 31, 2023 represents, (i) $59.1 million wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, and (ii) $2.6 million of inventory write-downs of wire in connection with wire insulation shrinkback. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses as well as the write-down of related inventory distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business and normal write-downs of inventory, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 8 - Warranty Liability, in our consolidated financial statements included in this Annual Report on Form 10-K for more information.
(b) For the year ended December 31, 2024, represents $7.3 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. For the year ended December 31, 2023, represents $1.3 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 15 - Commitments and Contingencies, in our consolidated financial statements included in this Annual Report on Form 10-K for more information.

(c) Represents an adjustment to eliminate the impact of the payable pursuant to the TRA.
(d) Reflects net income to Class A common stock from assumed exchange of corresponding shares of our Class B common stock held by our founder and management.
(e) Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes. The adjustment to the provision for income tax reflects the effective tax rates below, assuming Shoals Technologies Group, Inc. owned 100% of the units in Shoals Parent LLC prior to March 10, 2023.

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%
Permanent adjustments	1.3%	1.9%	0.2%
State and local taxes (net of federal benefit)	2.9%	3.3%	3.0%
Effective income tax rate for Adjusted Net Income	25.2%	26.2%	24.2%
(f)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	168,725	164,504	114,803
Assumed exchange of Class B common stock to Class A common stock	—	5,698	52,828
Adjusted diluted weighted average shares outstanding	168,725	170,202	167,631

Adjusted Net Income	$58,534	$111,313	$62,403
Adjusted Diluted EPS	$0.35	$0.65	$0.37

Liquidity and Capital Resources
We finance our operations primarily with operating cash flows and borrowings from our Revolving Credit Facility. Our ability to generate positive cash flow from operations is dependent on our gross profits as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows and availability under our Revolving Credit Facility will be sufficient to meet our near and long-term future cash needs.
We generated cash from operating activities of $80.4 million during the year ended December 31, 2024, as compared to cash provided by operating activities of $92.0 million and $39.5 million, respectively, during the years ended December 31, 2023 and 2022. As of December 31, 2024, our cash and cash equivalents were $23.5 million, an increase from $22.7 million as of December 31, 2023. As of December 31, 2024 we had outstanding borrowings of $141.8 million, a decrease from $183.8 million as of December 31, 2023. As of

December 31, 2024 we also had $58.2 million available for additional borrowings under our $200.0 million Revolving Credit Facility.
On December 27, 2023 and January 19, 2024, we used proceeds from the Revolving Credit Facility and cash on hand to make $50.0 million and $100.0 million, respectively, voluntary prepayments of outstanding borrowings under the Term Loan Facility. Following the amendment to the Senior Secured Credit Agreement on March 19, 2024, which, among other things, increased the amount available for borrowing under the Revolving Credit Facility from $150.0 million to $200.0 million, we made a $43.8 million voluntary prepayment of all the outstanding term loans under the Senior Secured Credit Agreement, thereby terminating the Term Loan Facility.
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
In connection with the Repurchase Program, on June 11, 2024, the Company entered into an accelerated stock repurchase (“ASR”) with Jefferies LLC to repurchase $25.0 million of the Company’s Class A common stock. Under the terms of the ASR, the Company paid $25.0 million to Jefferies LLC on June 12, 2024, and received a total of 3,908,387 shares of the Company’s Class A common stock upon final settlement. Final settlement was based on a repurchase price of $6.40 per share, which was based on the average of the daily volume weighted average price per share of the Company’s Class A common stock during the term of the ASR, less a discount.
Our capital expenditures primarily relate to purchases of property, plant, and equipment to support manufacturing operations and growth initiatives. In 2024, we had capital expenditures of $8.4 million. We believe our cash flow from operations will generally be sufficient to fund these expenditures. In 2025, we expect capital expenditures between $25.0 million to $35.0 million, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.
In 2024, we also used approximately $28.6 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. We expect to continue spending significant amounts of cash in connection thereof. For more information, see Note 8 - Warranty Liability in our consolidated financial statements included in this Annual Report on Form 10-K for more information.

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$80,388	$91,955	$39,455
Net cash used in investing activities	(8,393)	(10,847)	(3,657)
Net cash used in financing activities	(71,191)	(67,167)	(36,589)
Net increase (decrease) in cash, cash equivalents	$804	$13,941	$(791)

Operating Activities
For the year ended December 31, 2024, cash provided by operating activities was $80.4 million, due to operating results that included $24.1 million of net income, which included $61.9 million of non-cash expense. Other cash inflows included $48.2 million of accounts receivable and unbilled receivables. These inflows were offset by $9.8 million in cash outflows related to other assets, $5.8 million for the purchase of inventory, $5.6 million of accounts payable and accrued expenses and other, along with cash outflows of $29.1 million and $3.5 million of warranty liability and deferred revenue, respectively.
For the year ended December 31, 2023, cash provided by operating activities was $92.0 million, due to operating results that included $42.7 million of net income, which included $109.8 million of non-cash expense, along with an increase of $9.6 million in accounts payable and accrued expenses and other, and a decrease of $15.0 million in inventory. These cash inflows were partially offset by an increase of $80.3 million in accounts receivable and unbilled receivables, which was driven by an increase in revenues, $5.2 million cash outflow related to warranty liability and a decrease of $1.0 million in deferred revenue.
Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $8.4 million, which was attributable to the purchase of property and equipment.
For the year ended December 31, 2023, net cash used in investing activities was $10.8 million, of which $10.6 million was attributable to the purchase of property and equipment.
Financing Activities
For the year ended December 31, 2024, net cash used in financing activities was $71.2 million, due to $2.6 million used to pay deferred financing costs, $25.3 million used for the repurchase of Class A common stock, $143.8 million in payments on the Term Loan, and $148.8 million in proceeds on the Revolving Credit Facility, offset by $47.0 million in payments made to the same facility.
For the year ended December 31, 2023, net cash used in financing activities was $67.2 million, due to $51.5 million in payments on the Term Loan, $8.0 million in net payments on the Revolving Credit Facility, $2.6 million in distributions to our non-controlling interest holders and $3.9 million in taxes related to net share settled equity awards.
A discussion and analysis covering historical cash flows for the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Debt Obligations
For a discussion of our debt obligations see Note 9 - Long-Term Debt in our consolidated financial statements included in this Annual Report on Form 10-K.
Surety Bonds
For a discussion of our surety bond obligations see Note 15 - Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K.
Product Warranty
For a discussion of our product warranties see Note 8 - Warranty Liability in our consolidated financial statements included in this Annual Report on Form 10-K.

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
Revenue Recognition
We primarily recognize revenue over time as a result of the continuous transfer of control of our product to the customer using the output method based on units manufactured. This continuous transfer of control to the customer is supported by clauses in the contracts that provide right to payment of the transaction price associated with work performed to date on products that do not have an alternative use. We believe that recognizing revenue using the output method based on units manufactured best depicts the extent of transfer of control to the customer. If revenue were recognized at a point in time rather than over time, then for the year ended December 31, 2024, net income would be $9.7 million higher, and EPS - basic and diluted would increase by $0.05.
In certain instances the promised goods do have an alternative use. In these instances, we recognize revenue when the customer obtains control of the product. Contracts of this nature typically include customer acceptance clauses, which results in revenue recognition occurring upon customer acceptance.
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
Payable Pursuant to the Tax Receivable Agreement
As discussed in Note 17 - Payable Pursuant to the Tax Receivable Agreement in our consolidated financial statements included in this Annual Report on Form 10-K, we were party to a TRA, dated January 29, 2021, under which we were contractually committed to pay the TRA Owners 85% of the amount of the tax benefits, if any, that we were deemed to realize, as a result of certain transactions. Amounts payable under the TRA were contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws.
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
As of the effective date of the TRA Amendment, we concluded it was probable that the expected payments related to the payable pursuant to the TRA had changed. As a result of this change, the Company remeasured the payable pursuant to the TRA to $58.0 million. We analyzed the relevant accounting guidance and considered the nature of the TRA termination and the involved parties in order to determine if the transaction should be recorded as a gain in the Consolidated Statement of Operations or as a stockholder contribution. Ultimately, we determined that, despite the involvement of the Company’s founder, the transaction was performed at arm's length, both parties received the same payment based upon ownership percentage, and therefore, the gain should be recorded in the Consolidated Statement of Operations as of the effective date of the TRA Amendment. In fiscal year ended 2022, if the transaction had been accounted for as a stockholder contribution rather than a gain in the Consolidated Statement of Operations, then for the year ended December 31, 2022 net income would have been $110.9 million lower, EPS - basic would have decreased by $0.96 and EPS - diluted would have decreased by $0.70.
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
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of operations. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2024, we had $454.2 million of deferred tax assets, net of a $3.1 million valuation allowance related to land, other non-amortizable intangibles, and state tax attributes for net operating loss carryforwards and goodwill amortization. Other than these valuation allowances, we expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would increase our valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
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

Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Annual Report, the Company determined that a potential range of loss was both probable and reasonably estimable. The estimate of potential losses remains unchanged from the estimate provided as of September 30, 2024. During the three months ended September 30, 2024, the Company determined that it was appropriate to adjust the range from the estimates provided in prior quarters, and based on additional information obtained, the Company increased the low-end of the estimated range from $59.7 million to $73.0 million, and decreased the high-end of the estimated range from $184.9 million to $160.0 million. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low-end of the range of potential loss of $73.0 million, which resulted in an increase in the warranty liability and warranty expense of $13.3 million during the year ended December 31, 2024. The high-end of the range of potential loss is $160.0 million, which is $87.0 million higher than the low-end of the range of potential loss. As of December 31, 2024 and December 31, 2023, our recorded warranty liability related to this matter was $39.9 million and $54.9 million, respectively. The Company recorded total warranty expense related to this matter of $13.3 million, $59.2 million, and $0.5 million, respectively, during years ended December 31, 2024, 2023 and 2022.
The estimated range, as revised, continues to be based on several assumptions, including the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. While our wire insulation shrinkback warranty liability represents our best estimate of the range of expected losses at any given time, the Company remains active in the ongoing identification, repair and replacement process and has increased, and may further increase or decrease, its estimated warranty liability from its current estimate based on available information, including with respect to experience relating to weather delays, site access, the scope of replacement, vegetation management or other factors. Such increase or decrease may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 15 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, Contingencies, and has not been considered in our estimate of the warranty liability as of December 31, 2024.
As of December 31, 2024, a 10% increase in harness installation costs, failure rate, materials replacement cost, and inspection costs would have resulted in an increase of the low end of the range of potential losses of $3.6 million, $0.5 million, $1.4 million, and $0.1 million, respectively. A 10% increase in harness installation costs and materials replacement cost would have resulted in an increase of the high end of the range of potential loss of $12.1 million and $2.7 million, respectively. Additionally, changes to the planned remediation method could also have a material impact on the warranty liability.

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

Concentrations of Major Customers
Our customers include EPCs, utilities, solar developers, and solar module manufacturers, but we derive the majority of our revenue from the sale of products to EPCs. Our EPC customers typically construct multiple projects for several different owners. One customer contributed approximately 26.4% of our total revenue for the year ended December 31, 2024 and 19.0% of accounts receivable as of December 31, 2024. Our five largest customers contributed approximately 54.3% of our total revenue for the year ended December 31, 2024 and 50.8% of accounts receivable as of December 31, 2024. The majority of our contracts require customer deposits ranging from 10 to 20% of the contract value. We continually evaluate our reserves for potential credit losses and establish reserves for such losses. The loss of this large customer or any significant customer could have a material adverse effect on our financial conditions and results of operations.
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
Interest Rate Risk
As of December 31, 2024, our long-term debt totaled $141.8 million. We have interest rate exposure with respect to the entire balance as it is all variable interest rate debt. A 100 basis point increase/decrease in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Shoals Technologies Group, Inc.
Portland, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Shoals Technologies Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’/stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Warranty Liability related to Wire Insulation Shrinkback

As described in Note 8 to the consolidated financial statements, the Company had been notified by certain customers that a subset of wire harnesses used in its electrical balance of systems (“EBOS”) solutions is presenting unacceptable levels of pull back of wire insulation at connection points (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire from a specific manufacturer. As of December 31, 2024, the Company recorded a warranty liability related to this matter of $39.9 million.

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

The primary procedures we performed to address this critical audit matter included:

•Vouching the EPC’s labor rates to external quotes or executed statements of work for a selection of rates. Recalculating the estimated labor costs using labor rates and the number of impacted harnesses and evaluating the impact on the liability calculation.

•For a selection of sites, agreeing the failure rates to external inspection reports and testing the impact of those on the liability calculation.

•Evaluating management’s designation of planned remediation methods across the population of affected sites.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Austin, Texas
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Shoals Technologies Group, Inc.
Portland, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Shoals Technologies Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’/stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Austin, Texas
February 25, 2025

Shoals Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except shares and par value)

	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$23,511	$22,707
Accounts receivable, net	78,181	107,118
Unbilled receivables	20,834	40,136
Inventory, net	55,977	52,804
Other current assets	9,849	4,421
Total Current Assets	188,352	227,186
Property, plant and equipment, net	28,222	24,836
Goodwill	69,941	69,941
Other intangible assets, net	41,083	48,668
Deferred tax assets	454,160	468,195
Other assets	11,322	5,167
Total Assets	$793,080	$843,993

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,032	$14,396
Accrued expenses and other	12,541	22,907
Warranty liability—current portion	29,602	31,099
Deferred revenue	18,737	22,228
Long-term debt—current portion	—	2,000
Total Current Liabilities	80,912	92,630
Revolving line of credit	141,750	40,000
Long-term debt, less current portion	—	139,445
Warranty liability, less current portion	11,392	23,815
Other long-term liabilities	2,226	3,107
Total Liabilities	236,280	298,997
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 170,670,779 and 170,117,289 shares issued, 166,762,392 and 170,117,289 outstanding as of December 31, 2024 and 2023, respectively	2	2
Class B common stock, $0.00001 par value - 195,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	483,550	470,542
Treasury stock, at cost, 3,908,387 and zero shares as of December 31, 2024 and 2023, respectively	(25,331)	—
Retained Earnings	98,579	74,452
Total stockholders' equity	556,800	544,996
Total Liabilities and Stockholders’ Equity	$793,080	$843,993
See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$399,208	$488,939	$326,940
Cost of revenue	257,191	320,635	195,629
Gross profit	142,017	168,304	131,311
Operating expenses
General and administrative expenses	82,254	80,719	55,908
Depreciation and amortization	8,591	8,550	9,073
Total operating expenses	90,845	89,269	64,981
Income from operations	51,172	79,035	66,330
Interest expense	(13,827)	(24,100)	(18,538)
Interest income	518	—	—
Payable pursuant to the tax receivable agreement adjustment	—	—	(6,675)
Gain on termination of tax receivable agreement	—	—	110,883
Income before income taxes	37,863	54,935	152,000
Income tax expense	(13,736)	(12,274)	(8,987)
Net income	24,127	42,661	143,013
Less: net income attributable to non-controlling interests	—	2,687	15,402
Net income attributable to Shoals Technologies Group, Inc.	$24,127	$39,974	$127,611

Earnings per share of Class A common stock:
Basic	$0.14	$0.24	$1.11
Diluted	$0.14	$0.24	$0.85
Weighted average shares of Class A common stock outstanding:
Basic	168,570	164,165	114,495
Diluted	168,725	164,504	167,631

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	112,049,981	$1	54,794,479	$1	$95,684	—	$—	$(93,133)	$(10,051)	$(7,498)
Net income	—	—	—	—	—	—	—	127,611	15,402	143,013
Equity-based compensation	—	—	—	—	17,913	—	—	—	—	17,913
Activity under equity-based compensation plan	—	—	—	—	(6,719)	—	—	—	5,422	(1,297)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(7,762)	(7,762)
Vesting of restricted stock units	480,116	—	—	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock	23,374,566	—	(23,374,566)	—	115,396	—	—	—	—	115,396
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts and commissions and offering costs	2,000,000	—	—	—	41,224	—	—	—	—	41,224
Reallocation of non-controlling interests	—	—	—	—	(6,604)	—	—	—	6,604	—
Balance at December 31, 2022	137,904,663	1	31,419,913	1	256,894	—	—	34,478	9,615	300,989
Net income	—	—	—	—	—	—	—	39,974	2,687	42,661
Equity-based compensation	—	—	—	—	20,862	—	—	—	—	20,862
Activity under equity-based compensation plan	—	—	—	—	(4,567)	—	—	—	687	(3,880)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,628)	(2,628)
Vesting of restricted stock units	792,713	—	—	—	—	—	—	—	—	—

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Members’ / Stockholders’ Equity (Deficit) (continued)
(in thousands, except shares)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount		Shares	Amount
Exchange of Class B to Class A common stock	31,419,913	1	(31,419,913)	(1)	186,745	—	—	—	—	186,745
Reallocation of non-controlling interests	—	—	—	—	10,361	—	—	—	(10,361)	—
Elimination of the umbrella-partnership C Corporation structure	—	—	—	—	247	—	—	—	—	247
Balance at December 31, 2023	170,117,289	2	—	—	470,542	—	—	74,452	—	544,996
Net income	—	—	—	—	—	—	—	24,127	—	24,127
Equity-based compensation	—	—	—	—	14,230	—	—	—	—	14,230
Activity under equity-based compensation plan	—	—	—	—	(1,222)	—	—	—	—	(1,222)
Vesting of restricted / performance stock units	553,490	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(3,908,387)	—	—	—	—	3,908,387	(25,331)	—	—	(25,331)
Balance at December 31, 2024	166,762,392	$2	—	$—	$483,550	3,908,387	$(25,331)	$98,579	$—	$556,800

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$24,127	$42,661	$143,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,626	10,529	10,509
Amortization/write off of deferred financing costs	3,093	2,165	1,365
Equity-based compensation	14,230	20,862	16,108
Provision for credit losses	—	296	200
Provision for obsolete or slow-moving inventory	2,670	5,041	2,073
Provision for warranty expense	15,203	59,556	560
Deferred taxes	14,035	11,334	8,406
Payable pursuant to the tax receivable agreement adjustment	—	—	6,675
Gain on termination of tax receivable agreement	—	—	(110,883)
Changes in assets and liabilities:
Accounts receivable	28,937	(56,839)	(19,207)
Unbilled receivables	19,302	(23,423)	(3,180)
Inventory	(5,843)	15,009	(36,927)
Other assets	(9,767)	1,355	244
Accounts payable	5,636	5,171	(11,029)
Accrued expenses and other	(11,247)	4,471	10,110
Warranty liability	(29,123)	(5,202)	—
Deferred revenue	(3,491)	(1,031)	21,418
Net Cash Provided by Operating Activities	80,388	91,955	39,455
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(8,393)	(10,578)	(3,154)
Other	—	(269)	(503)
Net Cash Used in Investing Activities	(8,393)	(10,847)	(3,657)
Cash Flows from Financing Activities
Distributions to non-controlling interests	—	(2,628)	(7,762)
Employee withholding taxes related to net settled equity awards	(1,222)	(3,880)	(1,297)
Deferred financing costs	(2,638)	—	—
Payments on term loan facility	(143,750)	(51,500)	(2,000)
Proceeds from revolving credit facility	148,750	45,000	46,000
Repayments of revolving credit facility	(47,000)	(53,000)	(53,140)
Repurchase of Class A common stock	(25,331)	—	—
Proceeds from issuance of Class A common stock in follow-on offering, net of underwriting discounts and commissions	—	—	42,943
Deferred offering costs	—	(1,159)	(1,463)
Early termination payment of tax receivable agreement	—	—	(58,000)
Payment of fees for tax receivable agreement termination	—	—	(1,870)

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net Cash Used in Financing Activities	(71,191)	(67,167)	(36,589)
Net Increase (Decrease) in Cash, Cash Equivalents	804	13,941	(791)
Cash, Cash Equivalents—Beginning of Period	22,707	8,766	9,557
Cash, Cash Equivalents—End of Period	$23,511	$22,707	$8,766

	Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flows Information:
Cash paid for interest	$16,287	$23,104	$12,840
Cash paid for taxes	$109	$1,324	$786
Non-cash investing and financing activities:
Recording of deferred tax assets related to exchanges of Class B common stock to Class A common stock	$—	$187,648	$123,157
Recording of amounts payable pursuant to tax receivable agreement	$—	$—	$7,761
Capital contribution related to tax receivable agreement exchanges of Class B common stock to Class A common stock	$—	$187,648	$115,396

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business
Shoals Technologies Group, Inc. (the “Company”) was formed as a Delaware corporation on November 4, 2020 for the purpose of facilitating an initial public offering (“IPO”) and other related organizational transactions to carry on the business of Shoals Parent LLC and its subsidiaries (“Shoals Parent LLC”). Shoals Parent LLC was a Delaware limited liability company. The IPO was completed on January 29, 2021. In connection with the IPO, through a series of transactions, the Company became the sole managing member of Shoals Parent LLC and Shoals Parent LLC received shares of Class B common stock of the Company. In March 2023 in connection with the elimination of the Company’s “Up-C” structure as described below, all of the issued and outstanding Company Class B shares were converted to Class A common stock.
On July 1, 2023, the Company contributed 100% of its limited liability interests of Shoals Parent LLC (“LLC Interests”) to its wholly-owned subsidiary Shoals Intermediate Parent, Inc. (“Shoals Intermediate Parent”). Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the umbrella-partnership C corporation structure (“Up-C structure”). Effective July 1, 2023, the Company owned 100% of Shoals Parent LLC together with its wholly-owned subsidiary, Shoals Intermediate Parent. Following the elimination of the Up-C structure, effective December 31, 2023, the Company consummated an internal reorganization transaction whereby certain of the Company’s wholly-owned subsidiaries merged with and into other subsidiaries. As part of this reorganization, Shoals Parent LLC merged with and into Shoals Intermediate Parent, with Shoals Intermediate Parent as the surviving corporation.
As of December 31, 2024, Shoals Technologies Group, Inc. owns directly or indirectly four subsidiaries: Shoals Intermediate Parent, Shoals Technologies Group, LLC, Shoals International, LLC and Shoals Energy Spain, S.L.
The Company is headquartered in Portland, Tennessee and is a leading provider of EBOS solutions and components, including battery energy storage solutions (“BESS”) and Original Equipment Manufacturer (“OEM”) components, for the global energy transition market.
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
Non-Controlling Interests
The non-controlling interests on the consolidated statements of operations represented a portion of earnings or loss attributable to the economic interests in the Company’s former subsidiary, Shoals Parent LLC, formerly held by direct or indirect holders of LLC Interests and our Class B common stock, including the founder and certain current and former executive officers, employees and their respective permitted transferees (the “Continuing Equity Owners”). Activity related to non-controlling interests on the Statements of

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Changes in Members’ / Stockholders’ Equity represents activity related to the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 2023, the Company, along with wholly-owned subsidiary Shoals Intermediate Parent, owned 100% of Shoals Parent LLC. Effective December 31, 2023, Shoals Parent LLC merged with and into Shoals Intermediate Parent with Shoals Intermediate Parent as the surviving corporation.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Management determined there was no impairment for the years ended December 31, 2024, 2023 and 2022.
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
The Company completes its annual goodwill impairment test as of October 1 each year. For the years ended December 31, 2024, 2023 and 2022, the Company performed a qualitative assessment of its goodwill and determined no impairment. Since the Company’s formation on May 9, 2017, the Company has not had any goodwill impairment.
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
Treasury Stock
The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings.
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
The Company’s contracts with customers predominately are accounted for as one performance obligation, as the majority of the obligations under the contracts relate to a single project. For each contract entered into, the Company determines the transaction price based on the consideration expected to be received, net of any variable consideration or options. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Management has concluded that the prices negotiated with each individual customer are representative of the standalone selling price of the product.
Some of the Company’s sales agreements have rebates and volume-based discounts with tiered pricing which are prospective in nature. We concluded that in these situations, the incentives can represent variable consideration or options, depending upon the specifics of the agreement. In the event the agreement contains an option, the option is considered a material right and, therefore, included in the accounting for the initial arrangement. We estimate the average anticipated discount over the lifetime of the contract, and apply that discount to each contract. On a quarterly basis, we review our estimates and, if needed, updates are made and changes are applied prospectively.
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
In certain instances the promised goods do have an alternative use. In these instances, revenue is recognized when the customer obtains control of the product. Contracts of this nature typically include customer acceptance clauses, which results in revenue recognition occurring upon customer acceptance.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Shipping and Handling
The Company accounts for shipping and handling related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, payment by the Company’s customers for shipping and handling costs for delivery of the Company’s products are recorded as a component of revenue in the accompanying consolidated statements of operations. Shipping and handling expenses are included as a component of cost of revenue as incurred and totaled $4.6 million, $5.2 million and $7.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Concentrations
The Company has cash deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on such amount and believes it is not subject to significant credit risk related to cash balances. As of December 31, 2024, $23.0 million of the Company’s bank balances were in excess of FDIC insurance limits.
The Company had the following revenue concentrations representing approximately 10% or more of revenue for the years ended December 31, 2024, 2023 and 2022 and related accounts receivable concentrations as of December 31, 2024, and 2023:

	2024		2023		2022
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %	Revenue %
Customer A	26.4%	19.0%	36.3%	37.5%	7.0%
Customer B	10.4%	8.8%	5.5%	3.9%	6.3%

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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense financial statement caption in the accompanying consolidated statements of operations. The Company did not have any material interest and penalties during the years ended December 31, 2024, 2023 and 2022.
The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on each jurisdictions’ rules, beginning generally after the income tax returns are filed.
Product Warranty
The Company offers an assurance type warranty for its products against manufacturer defects and does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. Specific liabilities are established once an issue is identified with the amounts for such liabilities based on the estimated cost of correction. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary. As of December 31, 2024 and 2023 our estimated warranty liability was $41.0 million and $54.9 million, respectively. See further discussion of warranty related matters in Note 8 - Warranty Liability.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
Advertising Expenses
Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2024, 2023 and 2022 were not material to our consolidated financial statements.
Research and Development Expenses
Research and development expenses are expensed as incurred. Research and development expenses for the years ended December 31, 2024, 2023 and 2022 were not material to our consolidated financial statements.
New Accounting Standards
Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Accounting Standards Codification (“ASC”) 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. This guidance did not have a material impact on our consolidated financial results, but did lead to additional disclosures. See Note 19 - Segment Reporting in the accompanying notes to the consolidated financial statements for further detail.
Not Yet Adopted
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable	$78,677	$107,877
Less: allowance for credit losses	(496)	(759)
Accounts receivable, net	$78,181	$107,118

4.    Inventory
Inventory, net consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$55,703	$57,608
Work in process	2,316	1,111
Finished goods	2,415	654
Allowance for obsolete or slow-moving inventory	(4,457)	(6,569)
Inventory, net	$55,977	$52,804

The following table presents the change in the allowance for obsolete or slow-moving inventory balances (in thousands):

	December 31,
	2024	2023
Allowance balance, beginning of year	$(6,569)	$(2,924)
Provision	(2,670)	(5,041)
Write offs	4,782	1,396
Allowance balance, end of year	$(4,457)	$(6,569)

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2024	2023
Land	N/A	$840	$840
Building and land improvements	5-40	13,946	13,134
Machinery and equipment	3-5	23,639	17,528
Furniture and fixtures	3-7	2,734	2,766
Vehicles	5	125	125
		41,284	34,393
Less: accumulated depreciation		(13,062)	(9,557)
Property, plant and equipment, net		$28,222	$24,836

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $5.0 million, $2.6 million and $1.9 million, respectively. During the years ended December 31, 2024, 2023 and 2022, $4.0 million, $2.0 million and $1.5 million, respectively, of depreciation expense was allocated to cost of revenue and $1.0 million, $0.6 million and $0.4 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets
Goodwill
As of December 31, 2024 and 2023, goodwill totaled $69.9 million. There was no change or adjustments to the carrying amount of goodwill during the years ended December 31, 2024 and 2023.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	Estimated Useful Lives (Years)
		December 31,
		2024	2023
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		31,179	27,135
Developed technology		20,183	17,522
Trade names		7,155	6,275
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		61,117	53,532
Total other intangible assets, net		$41,083	$48,668

Amortization expense related to intangible assets amounted to $7.6 million, $7.9 million and $8.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated future annual amortization expense for other intangible assets, net are as follows (in thousands):

For the Year Ended December 31,	Amortization Expense
2025	$7,585
2026	7,585
2027	7,585
2028	7,585
2029	7,585
Thereafter	3,158
$41,083

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$5,005	$10,796
Accrued interest	259	5,934
Accrued rebates	3,058	—
Other accrued expenses	4,219	6,177
Total accrued expenses and other	$12,541	$22,907
8.     Warranty Liability
General Warranty
The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of December 31, 2024 and December 31, 2023 our estimated general warranty liability was approximately $1.1 million and zero, respectively. The Company recorded total warranty expense related to general warranty matters of $1.9 million, $0.4 million, and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Annual Report, the Company determined that a potential range of loss was both probable and reasonably estimable. The estimate of potential losses remains unchanged from the estimate provided as of September 30, 2024. During the three months ended September 30, 2024, the Company determined that it was appropriate to adjust the range from the estimates provided in prior quarters, and based on additional information obtained, the Company increased the low-end of the estimated range from $59.7 million to $73.0 million, and decreased the high-end of the estimated range from $184.9 million to $160.0 million. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low-end of the range of potential loss of $73.0 million, which resulted in an increase in the warranty liability and warranty expense of $13.3 million during the year ended December 31, 2024. The high-end of the range of potential loss is $160.0 million, which is $87.0 million higher than the low-end of the range of potential loss. As of December 31, 2024, our recorded warranty liability related to this matter was $39.9 million.
The estimated range, as revised, continues to be based on several assumptions, including the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. While our wire insulation shrinkback warranty liability represents our best estimate of the range of expected losses at any given time, the Company remains active in the ongoing identification, repair and replacement process and has increased, and may further increase or

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

decrease, its estimated warranty liability from its current estimate based on available information, including with respect to experience relating to weather delays, site access, the scope of replacement, vegetation management or other factors. Such increase or decrease may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 15 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, Contingencies, and has not been considered in our estimate of the warranty liability as of December 31, 2024.
The Company recorded total warranty expense related to this matter of $13.3 million, $59.2 million, and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Warranty liability, beginning of period	$54,914	$560	$60
Warranty expense	15,203	59,556	500
Payments	(29,123)	(5,202)	—
Warranty liability, end of period	40,994	54,914	560
Less: current portion	29,602	31,099	560
Warranty liability, net current portion	$11,392	$23,815	$—
9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2024	2023
Term Loan Facility	$—	$143,750
Revolving Credit Facility	141,750	40,000
Less: deferred financing costs	—	(2,305)
Total debt, net of deferred financing costs	141,750	181,445
Less: current portion	—	(2,000)
Long-term debt, net current portion	$141,750	$179,445

The aggregate amounts of principal maturities on the Company’s long-term debt is as follows (in thousands):

For the Year Ended December 31,
2025	$—
2026	—
2027	—
2028	—
2029	141,750
Thereafter	—
$141,750

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Senior Secured Credit Agreement
On November 25, 2020 Shoals Holdings LLC, a former subsidiary of the Company, entered into a senior secured credit agreement (as amended, the “Senior Secured Credit Agreement”), consisting of (i) a $350.0 million senior secured six-year term loan facility (the “Term Loan Facility”), (ii) a $30.0 million senior secured delayed draw term loan facility, maturing concurrently with the six-year Term Loan Facility (the “Delayed Draw Term Loan Facility”) and (iii) an uncommitted super senior first out revolving credit facility (the “Revolving Credit Facility”).
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
On March 19, 2024, the Company entered into an amendment to the Senior Secured Credit Agreement. The amendment, among other things, (i) increased the amount available for borrowing under the Revolving Credit Facility from $150.0 million to $200.0 million, (ii) reduced the interest rate margin applicable to the Revolving Credit Facility by at least 0.25%, with additional 0.25% step-downs if the consolidated first lien secured leverage ratio does not exceed certain thresholds (which step-downs will step back up if such leverage ratio exceeds those thresholds), (iii) reduced the commitment fee applicable to the undrawn amount of the Revolving Credit Facility by at least 0.10% with additional 0.05% step-downs if the consolidated first lien secured leverage ratio does not exceed certain thresholds (which step-downs will step back up if such leverage ratio exceeds such thresholds), (iv) lowered the maximum consolidated leverage ratio permitted under the Senior Secured Credit Agreement to (a) 4.25:1.00 from April 1, 2024 through March 31, 2025 and (b) thereafter, 4.00:1.00 (with temporary increases to the maximum consolidated first lien secured leverage ratio in the event a material acquisition closes), (v) extended the maturity date applicable to the Revolving Credit Facility to March 19, 2029, the fifth anniversary of the amendment’s effective date, (vi) amended certain covenants under the Senior Secured Credit Agreement in a manner customary for facilities of this type, and (vii) Shoals Technologies Group, Inc. became the sole borrower under the Senior Secured Credit Agreement.
On March 19, 2024, the Company made a $43.8 million voluntary prepayment of all the outstanding term loans under the Term Loan Facility, thereby terminating all term loan commitments under the Term Loan Facility.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
Following the delivery of the Company’s compliance certificate for the second quarter of 2024, and as of December 31, 2024, pursuant to our Senior Secured Credit Agreement, the Revolving Credit Facility bears interest at a rate equal to, at the Company’s election, either adjusted term SOFR or base rate (each, as defined in the Senior Secured Credit Agreement) plus an applicable interest rate margin, based upon the consolidated first lien secured leverage ratio. The applicable interest rate margin varies from 2.25% to 3.00% per annum for term benchmark loans and 1.25% to 2.00% per annum for base rate loans. As of December 31, 2024, the interest rate on the Revolving Credit Facility ranged from 6.93% to 6.95%, which represented SOFR plus 2.5%.
As of December 31, 2024, there were $141.8 million of outstanding borrowings on the Revolving Credit Facility, and the Company had $58.2 million of availability under the Revolving Credit Facility.
Guarantees and Security
The obligations under the Senior Secured Credit Agreement are guaranteed by Shoals Technologies Group, Inc.’s and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Senior Secured Credit Agreement are secured by a first priority security interest in substantially all of Shoals Technologies Group Inc.’s and the guarantors’ existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing.
Prepayments and Amortization
Loans under the Revolving Credit Facility may be voluntarily prepaid, at Shoals Technologies Group Inc.’s option, in whole, or in part, in each case without premium or penalty.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of December 31, 2024, the Company was in compliance with all the required covenants.

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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

if-converted method and the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted/performance stock units are considered common stock equivalents for this purpose.
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Year ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to Shoals Technologies Group, Inc. - basic	$24,127	$39,974	$127,611
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock	—	—	15,402
Net income attributable to Shoals Technologies Group, Inc. - diluted	$24,127	$39,974	$143,013
Denominator:
Weighted average shares of Class A common stock outstanding - basic	168,570	164,165	114,495
Effect of dilutive securities:
Restricted / performance stock units	155	339	308
Class B common stock	—	—	52,828
Weighted average shares of Class A common stock outstanding - diluted	168,725	164,504	167,631

Earnings per share of Class A common stock - basic	$0.14	$0.24	$1.11
Earnings per share of Class A common stock - diluted	$0.14	$0.24	$0.85
For the year ended December 31, 2023, the reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B common stock has been excluded along with the dilutive effect of Class B common stock to the weighted average shares of Class A common stock outstanding – dilutive, as they were antidilutive.
For the year ended December 31, 2024 there were no shares of Class B common stock outstanding as all outstanding shares of Class B common stock (together with the relevant limited liability units) were exchanged for Class A common stock in the first quarter of 2023.

11.    Equity-Based Compensation
2021 Long-Term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the years ended December 31, 2024, 2023 and 2022 the Company granted 1,559,317, 413,873 and 727,001 restricted stock units (“RSUs”), respectively, to certain employees, officers and directors of the

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Company. The RSUs had grant date fair values ranging from $4.40 to $15.39, $14.45 to $28.26, and $10.42 to $25.82, respectively, during the years ended December 31, 2024, 2023 and 2022. The RSUs generally vest ratably over either 3 or 4 years, except for some director, officer and employee grants which immediately vest or vest over one year, and for retention grants which vest over 2 to 3 years. There were a limited number of awards with immediate vesting.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2021	1,632,844	$27.55
Granted	727,001	$13.78
Vested	(559,336)	$26.05
Forfeited	(63,534)	$25.56
Outstanding, December 31, 2022	1,736,975	$22.34
Granted	413,873	$24.78
Vested	(887,996)	$21.39
Forfeited	(91,386)	$23.05
Outstanding, December 31, 2023	1,171,466	$23.87
Granted	1,559,317	$8.91
Vested	(650,080)	$23.43
Forfeited	(238,347)	$16.75
Outstanding, December 31, 2024	1,842,356	$12.21

Performance Stock Units
During the years ended December 31, 2024, 2023 and 2022, the Company granted an aggregate of 324,099, 205,585, and 256,305 Performance Stock Units (“PSUs”), respectively, to certain executives. The PSUs granted during 2023 and 2022 cliff vest after 3 years upon meeting certain revenue and gross profit targets. The PSUs granted during 2024 cliff vest after 3 years upon meeting certain revenue and adjusted EPS targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $13.01 to $15.39, $26.55 to $28.26, and $10.42 to $20.58, respectively, during the years ended December 31, 2024, 2023 and 2022.
Activity under the 2021 Incentive Plan for PSUs was as follows:

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2021	—	$—
Granted	256,305	$11.89
Vested	—	$—
Forfeited	—	$—
Outstanding, December 31, 2022	256,305	$11.89
Granted	205,585	$27.75
Vested	(67,101)	$11.86
Forfeited	(101,323)	$13.08
Outstanding, December 31, 2023	293,466	$22.59
Granted	324,099	$15.30
Vested	(22,790)	$16.04
Forfeited	(122,109)	$19.26
Outstanding, December 31, 2024	472,666	$18.77
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $14.2 million, $20.9 million, and $16.1 million, respectively, in equity-based compensation. As of December 31, 2024, the Company had $12.1 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 1.95 years.

12.    Stockholders’ Equity
Secondary Offerings
On December 6, 2022, the Company completed a secondary offering consisting of 27,900,000 shares of Class A common stock offered by the selling stockholders and 2,000,000 shares of Class A common stock offered by the Company. The Company used the proceeds of the sale of Class A common stock together with cash on hand, to make a payment of $58.0 million to terminate the Tax Receivable Agreement (“TRA”). See Note 17 - Payable Pursuant to the Tax Receivable Agreement.
On March 10, 2023, the selling stockholders, which consisted of certain entities controlled by the Company’s founder, completed a secondary offering consisting of 24,501,650 shares of Class A common stock. Following this transaction, the holders of LLC Interests exchanged all the LLC Interests and corresponding shares of Class B common stock of the Company beneficially owned by them into shares of Class A common stock of the Company. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent LLC were held by the Company, no other holders owned LLC Interests and no Class B common stock was or is outstanding. The Company did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders in this offering.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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

Common Stock Economic and Voting Rights
Holders of Class A common stock and Class B common stock (if any shares are outstanding) are entitled to one vote per share and, except as otherwise required, vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock (if any shares are outstanding) are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock were only issuable to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock held by the Continuing Equity Owners. As of December 31, 2024 and 2023, there were no shares of Class B common stock nor LLC Interests outstanding, and no shares of Class B common stock are currently issuable. Shares of Class B common stock were transferable only together with an equal number of LLC Interests.
Share Repurchase Program and Accelerated Share Repurchase Agreement
On June 11, 2024, the Company announced a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $150.0 million of the Company’s Class A common stock, with an estimated completion date of December 31, 2025. Under the Repurchase Program, the Company is authorized to repurchase shares of Class A common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Repurchase Program does not obligate the Company to repurchase shares of Class A common stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations, and other factors. The shares repurchased pursuant to the Repurchase Program are held as treasury shares of the Company.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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

13.    Non-Controlling Interests
As of the first quarter of 2023, the Company owned 100% of Shoals Parent LLC. The following table summarizes the effects of the changes in ownership in Shoals Parent LLC on equity for the years ended December 31, 2023, and 2022. There was no activity for the year ended December 31, 2024.

	Year ended December 31,
	2023	2022
Net income attributable to non-controlling interests	$2,687	$15,402
Transfers to non-controlling interests:
Decrease as a result of the Organizational Transactions	—	—
Increase as a result of newly issued LLC Interests in IPO	—	—
Increase as a result of activity under equity-based compensation plan	687	5,422
Decrease from tax distributions to non-controlling interests	(2,628)	(7,762)
Reallocation of non-controlling interests	(10,361)	6,604
Change from net income attributable to non-controlling interests and transfers to non-controlling interests	$(9,615)	$19,666
Issuance of Additional LLC Interests
Under the limited liability company agreement of Shoals Parent LLC (“LLC Agreement”), the Company was required to cause Shoals Parent LLC to issue additional LLC Interests to the Company when the Company issued additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company contributed to Shoals Parent LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock. The Company caused Shoals Parent LLC to issue a number of LLC Interests equal to the number of shares of Class A common stock issued such that, at all times, the number of LLC Interests held by the Company was equal to the number of outstanding shares of Class A common stock. During the years ended December 31, 2024, 2023 and 2022, the Company caused Shoals Parent LLC to issue to the Company a total of zero, 601,518 and 480,116 LLC Interests, respectively, for the vesting of awards granted under the 2021 Long-Term Incentive Plan. On July 1, 2023, the Company contributed 100% of its LLC Interests in Shoals Parent LLC to its wholly-owned subsidiary, Shoals Intermediate Parent. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Up-C structure. Effective December 31, 2023, Shoals Parent LLC merged with and into Shoals Intermediate Parent with Shoals Intermediate Parent as the surviving corporation.
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent LLC did not incur significant federal, state or local income taxes, as these taxes were primarily the obligations of its

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

members. As authorized by the LLC Agreement, Shoals Parent LLC was required to distribute cash, to the extent that Shoals Parent LLC had cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent LLC taxable earnings. Shoals Parent LLC made such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income. During the years ended December 31, 2024, 2023 and 2022, tax distributions to non-controlling LLC Interests holders were zero, $2.6 million and $7.8 million, respectively.
Other Distributions
Pursuant to the LLC Agreement, the Company had the right to determine when distributions would be made to LLC members and the amount of any such distributions. If the Company authorized a distribution, such distribution was made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.

14.    Leases
The Company has operating leases for real estate related to manufacturing operations and equipment agreements. The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

		December 31,
	Location on the Consolidated Balance Sheets	2024	2023
Right-of-use asset	Other assets	$1,786	$2,871

Lease liability, current portion	Accrued expenses and other	$881	$1,140
Lease liability, net current portion	Other long-term liabilities	1,235	2,116
Total lease liability		$2,116	$3,256
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The details of the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$1,085	$1,189	$1,126
Variable lease expense	227	168	142
Short-term lease expense	45	61	177
Total lease expense	$1,357	$1,418	$1,445

The following table presents the maturities of lease liabilities as of December 31, 2024 (in thousands):

For the Year Ended December 31,	Operating Leases
2025	$958
2026	950
2027	325
Thereafter	—
Total lease payments	2,233
Less: Imputed lease interest	(117)
Total lease liabilities	$2,116

The Company’s weighted average remaining lease-term and weighted average discount rate are as follows:

	Year Ended December 31,
	2024	2023
Weighted average remaining lease-term	2.33 years	3 years
Weighted average discount rate	4.5%	4.5%

Supplemental cash flow and other information related to operating leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating cash flows from operating leases	$1,610	$1,566
On February 7, 2024 the Company entered into a lease agreement. The commencement date of the lease is February 7, 2024 and the rent commencement date is the earlier of (i) the date upon which a certificate of occupancy is issued to the tenant, or (ii) August 1, 2024. Under the terms of the lease agreement, the lease term is 140 months from the rent commencement date, with the right to extend the lease term for up to three periods of five years each. Annualized rent during the first 12 months following the rent commencement date is $4.9 million, with annual escalators throughout the remaining lease term. As of the date of this annual report, the Company has begun to pay monthly rent, consistent with the terms of the agreement. The related ROU asset and lease liability for this agreement have not yet been recorded as the Company has not yet obtained the right to direct to use of the identified asset, per ASC 842, Leases.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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

Intellectual Property Litigation
The 2023 IP Litigations. On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. The District Court actions seek injunctive relief and monetary damages. The District Court actions have been stayed pending the final disposition of the ITC investigation. On August 30, 2024, the Administrative Law Judge issued a Final Initial Determination finding that Voltage violated Section 337 of the Tariff Act of 1930, as amended, by importing infringing LYNX trunk bus products into the United States. However, on January 14, 2025, the ITC reversed the Administrative Law Judge‘s Final Initial Determination and issued a Notice of a Commission Final Determination Finding No Violation of Section 337. The Company appealed the ITC’s reversal to the Federal Circuit on February 11, 2025.
The 2025 IP Litigations. On January 9, 2025, the Company filed a new patent infringement complaint at the ITC against Voltage. This complaint cites two new patents (the ‘375 and ‘376 Patents) that cover the Company’s BLA solutions. Also on January 9, 2025, the Company filed a complaint against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. These complaints seek injunctive relief and, in district court, damages for reasonable royalty and lost profits. The Company intends to vigorously pursue these actions. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results.
The Company is vigorously pursuing these 2023 IP Litigations and the 2025 IP Litigations. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for these matters as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450, Contingencies.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Wire Insulation Shrinkback Litigation
On October 31, 2023, the Company filed a complaint against Prysmian in the U.S. District Court for the Middle District of Tennessee, Nashville Division. The Company filed an amended complaint on December 4, 2024. The amended complaint alleges that the Company suffered damages caused by defective wire Prysmian sold to the Company from approximately 2019 through approximately 2022. The amended complaint alleges that the wire at issue in the litigation has presented unacceptable levels of wire insulation shrinkback. The amended complaint includes, among other causes of action, product liability, breach of contract, breach of warranty, indemnity, and negligence claims. The Company seeks compensatory and punitive damages, recovery of all costs and expenses incurred by the Company in connection with the identification, repair and replacement of the Prysmian wire alleged to be defective, and other legal and equitable relief. The Company is vigorously pursuing its amended complaint, and as the Company continues to assess this matter, it may, from time to time, amend, update or supplement the amended complaint to, among other things, increase the damages sought for various purposes, including in accordance with increases to the Company’s estimated warranty liability and related expenses related to this matter. At this stage, the Company is unable to predict the outcome of this litigation or the impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450, Contingencies.

Securities Litigation
On March 21, 2024, a purported stockholder filed a putative securities class action against the Company and certain of its current and former executive officers in the United States District Court for the Middle District of Tennessee, Nashville Division, captioned Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Shoals Technologies Group, Inc., et al. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements and omissions relating to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, recovery of fees and costs, and other relief that the court may find appropriate. On May 8, 2024 and May 15, 2024, respectively, similar class action complaints were filed in the same court against the Company and certain current and former officers, but these complaints also named as defendants the Company’s Board of Directors, and the selling stockholders and underwriters of the Company’s secondary public offering. While the allegations are largely similar to the first complaint, these new complaints also alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. These cases were captioned Oklahoma Police Pension and Retirement System v. Shoals Technologies Group, Inc. and Kissimmee Utility Authority Employees Retirement Plan v. Shoals Technologies Group, Inc.
On May 24, 2024, all of these cases were consolidated into one action captioned In re Shoals Technologies Group, Inc. Securities Litigation. Plaintiff Erste Asset Management GmbH has been appointed Lead Plaintiff. On December 9, 2024, Lead Plaintiff and plaintiff Kissimmee Utility Authority Employees’ Retirement Plan filed a consolidated complaint, and on February 4, 2025, Plaintiffs filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 18, 2025. Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this consolidated lawsuit or determine the amount or range of potential losses associated with the consolidated lawsuit.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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

Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of December 31, 2024, the maximum potential payment obligation with regard to surety bonds was $5.5 million.
Employee Benefit Plan
The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. Effective January 1, 2021 the Company began making matching contributions to the plan and may also provide discretionary contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan. For the years ended December 31, 2024, 2023 and 2022, the Company made matching contributions totaling $0.7 million, $0.5 million and $0.3 million, respectively.
16.    Income Taxes
The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$37,863	$54,935	$152,000
Foreign	—	—	—
Income before income taxes	$37,863	$54,935	$152,000

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$11	$—	$—
State	(310)	915	554
Foreign	—	—	—
Total current income taxes	(299)	915	554
Deferred income taxes:
Federal	10,890	10,146	13,639
State	3,145	1,188	(5,233)
Foreign	—	—	—
Total deferred income taxes	14,035	11,334	8,406
Other tax expense	—	25	27
Income tax expense	$13,736	$12,274	$8,987

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. federal income taxes at statutory rate	$7,951	$11,537	$31,920
State and local income tax, net of federal benefit	787	1,811	4,786
Permanent tax adjustments	146	101	(6)
Equity-based compensation	1,764	447	685
Non-deductible officers' compensation	343	968	397
Non-controlling interests	—	(564)	(3,289)
Termination of TRA	—	—	(15,905)
Termination of Up-C structure	—	(2,347)	—
Remeasurement of deferred taxes	—	—	(6,775)
Change in valuation allowance	2,112	988	(1,983)
Other	633	(667)	(843)
Income tax expense	$13,736	$12,274	$8,987

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Inventory, net	1,203	1,677
Property, plant & equipment, net	728	709
Goodwill (1)	419,088	450,830
Accrued expenses and other	793	2,310
Warranty liability	9,573	12,824
Net operating loss	27,269	5,380
Equity-based compensation	2,559	2,869
163(j) business interest expense	3,039	—
Other	2,510	4,090
Total deferred tax assets	466,762	480,689
Less valuation allowance	(3,100)	(988)
Total deferred tax assets, net	463,662	479,701
Deferred tax liabilities:
Other intangible assets, net	(8,872)	(10,636)
Other	(630)	(870)
Total deferred tax liabilities	(9,502)	(11,506)
Net deferred tax asset	$454,160	$468,195
(1)Goodwill represents the excess of tax-deductible goodwill over book goodwill of of $1,795 million as of December 31, 2024, and $1,930 million as of December 31, 2023, which is mainly related to the step up in tax basis resulting from exchanges of LLC Interests for shares of Class A common stock
During the year ended December 31, 2023, the Company acquired the remaining non-controlling interest in Shoals Parent LLC and contributed 100% of its interest to its wholly-owned subsidiary Shoals Intermediate Parent, thereby eliminating the Company’s Up-C structure. As a result of the contribution, Shoals Parent LLC ceased to be treated as a partnership for U.S. federal income tax purposes and became a single-member disregarded entity. Accordingly, the Company converted its outside basis differences in its investment in Shoals Parent LLC and remeasured its deferred taxes using the inside basis differences of Shoals Parent LLC’s assets and liabilities. The conversion from outside to inside basis differences resulted in a net deferred tax benefit of approximately $5.1 million, which has been recorded in the accompanying consolidated statement of operations for the year ended December 31, 2023.
As of December 31, 2024, the Company has $116.7 million and $56.3 million federal and state net operating loss carryforwards, respectively. If not utilized, $116.7 million of the federal net operating loss can be carried forward indefinitely. If not utilized, $16.0 million of the state net operating loss can be carried forward indefinitely and $40.3 million will expire between 2032 - 2044.
As of December 31, 2024, the Company determined that a valuation allowance related to its state net operating loss carryforwards and goodwill amortization in the amount of $2.1 million was required, as it is more-likely-than-not these deferred tax assets would not be realized. The valuation allowance mainly derives from states with shortened net operating loss carryforward periods. Additionally, since goodwill amortization is the primary contributor to the net operating losses, it must be considered in the analysis as the net operating loss carryforwards will expire before the benefit of the goodwill amortization is fully realized in certain states. On December 31, 2023, the Company determined that a valuation allowance related to land and other non-

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

amortizable intangibles in the amount of $1.0 million was required, as it is more-likely-than-not these deferred tax assets would not be realized. The federal and state valuation allowance is $0.9 million and $2.2 million, respectively, for a total valuation allowance of $3.1 million as of December 31, 2024.
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
As of December 31, 2024 and 2023, the Company has recorded $1.0 million of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. We do not expect a significant change in our uncertain tax benefits in the next twelve months. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.
We are generally subject to tax examinations by U.S. federal and state tax authorities for years beginning after 2020 and 2019, respectively.

17.    Payable Pursuant to the Tax Receivable Agreement
The Company had a TRA with the Founder, a “related party,” and a former equity owner of Shoals Investment CTB (the “TRA Owners”) that provided for the payment by the Company to the TRA Owners (or their permitted assignees) of 85% of the amount of the benefits, if any, that the Company actually realized or was deemed to realize as a result of (i) the Company’s allocable share of existing tax basis acquired in connection with organization transactions associated with the IPO (including Blocker’s share of existing tax basis) and increases to such allocable share of existing tax basis, (ii) certain increases in the tax basis of assets of Shoals Parent LLC and its subsidiaries resulting from purchases or exchanges of LLC Interests, and (iii) certain other tax benefits related to the Company entering into the TRA, including those attributable to payments made under the TRA. These contractual payment obligations were obligations of the Company and not of Shoals Parent LLC. The Company’s payable pursuant to the TRA was determined on an undiscounted basis in accordance with ASC 450, Contingencies, since the contractual payment obligations were deemed to be probable and reasonably estimable. For purposes of the TRA, the benefit deemed realized by the Company was computed by comparing the actual income tax liability of the Company (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Shoals Parent LLC as a result of the purchases or exchanges, and had the Company not entered into the TRA.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
The following table reflects the changes to the Company’s payable pursuant to the TRA (in thousands). Following the year ended December 31, 2022, there was no activity or balance related to the TRA for the years ended December 31, 2024 and 2023.

Year Ended December 31,
2022
Beginning balance	$156,374
Additions to TRA:
Exchange of LLC Interests for Class A common stock	7,761
Adjustment for change in estimated effective income tax rate	6,675
Adjustment related to TRA termination	(112,810)
Early termination payment of TRA	(58,000)
Payable pursuant to TRA	$—

18.    Revenue Recognition
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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Year Ended December 31,
	2024	2023	2022
System solutions	$306,145	$398,384	$254,415
Components	93,063	90,555	72,525
Total revenue	$399,208	$488,939	$326,940

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

		December 31,
	Location on the Consolidated Balance Sheets	2024	2023
Billed accounts receivable	Accounts receivable, net	$70,882	$102,232
Retainage	Accounts receivable, net	$7,299	$4,886
Contract assets	Other assets	$4,251	$—
Unbilled receivables	Unbilled receivables	$20,834	$40,136
Deferred revenue	Deferred revenue	$18,737	$22,228
Accrued rebates	Accrued expenses and other	$3,058	$—
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
For certain contracts, we provide customers with incentives upon entering into multi-year agreements or volume specific commitments. Any up-front incentives to customers that are not made in exchange for distinct goods and services are capitalize as a contract asset within other assets, which are subsequently recognized as a reduction to revenue over the term of the customer arrangements.
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the year ended December 31, 2024, $20.6 million, or 93% of deferred revenue recorded as of December 31, 2023, was recognized in revenue. During the year ended December 31, 2023, $22.1 million, or 95% of deferred revenue recorded as of December 31, 2022, was recognized in revenue.
Accrued rebates are recorded based on sales volumes from agreed upon rebate terms. Rebates are typically paid within three to four months.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

19.    Segment Reporting
The Company is organized and operates as one reportable segment, which carries out business activities related to the design, development, manufacture and marketing of products and services for EBOS solutions and components. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews operating results including discrete financial information and profitability metrics at a consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. This structure is reflected in our organizational and reporting model.
The accounting policies of the consolidated segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance of the Company and decides how to allocate resources based on income from operations and net income that is also reported on the consolidated income statement. The CODM is involved in determining and reviewing projected net income and income from operations as part of the annual operating plan process. Throughout the year, the CODM considers forecast to actual results and variances on a monthly and quarterly basis to allocate resources for the Company.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Revenue	$399,208	$488,939	$326,940
Cost of revenue	257,191	320,635	195,629
Gross profit	142,017	168,304	131,311
Operating expenses
General and administrative	82,254	80,719	55,908
Depreciation and amortization	8,591	8,550	9,073
Total operating expenses	90,845	89,269	64,981
Income from operations	51,172	79,035	66,330
Non-operating income/(expense) (1)	(13,309)	(24,100)	85,670
Income tax expense	(13,736)	(12,274)	(8,987)
Net income	$24,127	$42,661	$143,013
(1) Consists of non-operating expenses included on the consolidated income statements which may include interest expense, interest income, payable pursuant to the tax receivable agreement adjustment, and gain on termination of tax receivable agreement.
All of the Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located within the United States.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
BDO USA, P.C., the independent registered public accounting firm that audited our financial statements included elsewhere in this Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears in "Item 8. Financial Statements and Supplementary Data" and is incorporated by reference to this Item 9A.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Amendment and Restatement of our Bylaws

On February 20, 2025 our Board of Directors approved and the Company adopted our second amended and restated bylaws (as amended and restated, the “Second Amended and Restated Bylaws” or “bylaws”), effective February 20, 2025. The Second Amended and Restated Bylaws make changes to account for the SEC’s universal proxy rules, updates to Delaware general corporate law (the “DGCL”), state requirements for calling a special meeting of stockholders or a special board meeting; remove outdated language, and to improve the readability and accessibility of our bylaws. The amendments:

•address matters relating to Rule 14a-19 of the Exchange Act (the “Universal Proxy Rules”) by requiring stockholders intending to use the Universal Proxy Rules to provide all of the information required by the Universal Proxy Rules, including (i) a representation that such stockholders will (1) file a definitive proxy statement with the Securities and Exchange Commission, and (2) distribute such proxy statement to, and solicit proxies from, the holders of shares representing at least 67% of the voting power of shares entitled to vote on the election of the directors of the Board, and (ii) reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rules not later than seven business days before the applicable meeting of stockholders;

•require a representation by each director nominee that, if elected, they intend to serve as a director of the Company’s Board until a successor is elected and/or deemed qualified;

•provide the Company a remedy if a stockholder fails to satisfy the Universal Proxy Rules requirements;

•require any stockholders directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board;

•implement certain revisions to conform to recent amendments to the DGCL, including (i) giving the Company the ability to provide the details for an adjourned meeting in any manner permitted by the DGCL, and (ii) permit the Company to make a stockholder list available via an electronic network prior to a meeting of stockholders;

•state that a special meeting of the Company’s stockholders may be called by a majority of the members of the Board and/or the CEO, in addition to the Chairman of the Board;

•clarify that a special meeting of the Board may be called by a majority of the Board;

•remove outdated language, such as references to Class B stockholder rights; and

•make administrative, conforming, and clarifying changes to improve the readability of the bylaws.

The foregoing description of the terms of our Second Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this report and which is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

The information required to be disclosed by this item concerning our directors and corporate governance is incorporated by reference to the information set forth in the section titled “Board of Directors and Corporate Governance” in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report (the “Proxy Statement”). The information required to be disclosed by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers” in the Company’s Proxy Statement. The information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

Item 11. Executive Compensation
The information required to be disclosed by this item is incorporated by reference to the information set forth in the section entitled “Executive Compensation” in the Company’s Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed by this item is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated by reference to the information in the sections entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance” in the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required to be disclosed by this item is incorporated by reference to the information in the section entitled “Ratification of Appointment of Independent Registered Accounting Firm” in the Company’s Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a)(1) Financial Statements.
The financial statements and supplementary data required by this item are included after the Signature page of this Annual Report on Form 10-K beginning on page 50.
(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.
(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	10-Q	8/6/2024	3.2
3.3*	Second Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated February 20, 2025
4.1*	Description of Registered Securities
10.1†	Employment Agreement, effective as of October 3, 2022, by and between Dominic Bardos and Shoals Technologies Group, LLC	10-Q	11/14/2022	10.1
10.2†	Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan	S-8	1/29/2021	10.1
10.3†	Form of RSU Grant Notice and Award Agreement (Employees)	S-8	1/29/2021	10.2
10.4†	Form of RSU Grant Notice and Award Agreement (Directors)	S-8	1/29/2021	10.3
10.5†	Form of RSU Grant Notice and Award Agreement	10-Q	5/8/2023	10.3
10.6†	Form of PSU Grant Notice and Award Agreement	10-Q	5/8/2023	10.4
10.7†	Form of RSU Grant Notice and Award Agreement (2024)	10-K	2/28/2024	10.12

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
10.8†	Form of PSU Grant Notice and Award Agreement (2024)	10-K	2/28/2024	10.13
10.9†	Form of Director and Officer Indemnification Agreement	S-1	12/30/2020	10.5
10.10†	Employment Agreement, effective as of December 31, 2020, by and between Mehgan Peetz and Shoals Technologies Group, LLC	S-1/A	1/25/2021	10.11
10.11†	Shoals Technologies Group, Inc. Executive Severance Plan	8-K	2/27/2023	10.2
10.12†	Offer Letter, dated as of June 11, 2023, by and between Brandon Moss and Shoals Technologies Group, Inc.	8-K	6/14/2023	10.1
10.13	Amendment No. 2, dated as of December 30, 2020, to the Credit Agreement, dated as of November 25, 2020, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent, the lenders party thereto, and JPMorgan Chase Bank, N.A. and Guggenheim Securities, LLC, as lead arrangers and bookrunners	S-1	12/30/2020	10.1
10.14	Amendment No. 3 to Credit Agreement, dated as of August 26, 2021, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Revolving Facility Administrative Agent and each L/C Issuer and the lenders party thereto	10-Q	11/10/2021	10.1
10.15	Amendment No. 5 to Credit Agreement, dated as of May 2, 2022, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Revolving Facility Administrative Agent and each L/C Issuer and the lenders party thereto	8-K	5/5/2022	10.1
10.16	Amendment No. 6 to Credit Agreement, dated as of March 19, 2024, by and among Shoals Technologies Group, Inc., Wilmington Trust, National Association, as Collateral Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and each L/C Issuer and the lenders party thereto	8-K	3/22/2024	10.1
10.17†	Offer Letter, dated December 12, 2022, by and between Jeffery Tolnar and Shoals Technologies Group, Inc.	10-K	2/28/2024	10.24
10.18*†	Offer Letter, dated March 1, 2024, by and between Inez Lund and Shoals Technologies Group, Inc.
19.1*	Shoals Technologies Group, Inc. Insider Trading Policy

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO USA, P.C., as to Shoals Technologies Group, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Shoals Technologies Group, Inc. Clawback and Recoupment Policy	10-K	2/28/2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

________

* Filed herewith
** Furnished herewith
† Indicates a management contract or compensatory plan.

Item 16. Form 10–K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2025.

Shoals Technologies Group, Inc.

By:	/s/ Brandon Moss
	Name:	Brandon Moss
	Title:	Chief Executive Officer and Director

* * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Brandon Moss	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2025
Brandon Moss

/s/ Dominic Bardos	Chief Financial Officer	February 25, 2025
Dominic Bardos	(Principal Financial Officer)

/s/ Inez Lund	Chief Accounting Officer	February 25, 2025
Inez Lund	(Principal Accounting Officer)

/s/ Brad Forth	Chair of the Board of Directors	February 25, 2025
Brad Forth

/s/ Ty Daul	Member of the Board of Directors	February 25, 2025
Ty Daul

/s/ Lori Sundberg	Member of the Board of Directors	February 25, 2025
Lori Sundberg

/s/ Toni Volpe	Member of the Board of Directors	February 25, 2025
Toni Volpe

/s/ Niharika Taskar Ramdev	Member of the Board of Directors	February 25, 2025
Niharika Taskar Ramdev

/s/ Jeannette Mills	Member of the Board of Directors	February 25, 2025

Signature	Title	Date
Jeannette Mills

/s/ Robert Julian	Member of the Board of Directors	February 25, 2025
Robert Julian