Form 10-Q
period 2025-03-31
Shoals Technologies Group, Inc.
filed 2025-05-06
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 30, 2025, the registrant had 167,174,809 shares of Class A common stock and no shares of Class B common stock outstanding. This number excludes 3,908,387 shares held by the registrant as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) of Shoals Technologies Group, Inc. (the “Company,” “we,” “us,” “our,” and “Shoals”) contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; expectations regarding the utility-scale solar market; project delays; regulatory environment; the effects of strategic pricing actions, volume discounts and customer mix in our key markets; pipeline and orders; business strategies, plans and expectations, including sales and marketing goals; technology developments; financing and investment plans; warranty and liability accruals and estimates of loss or gains; estimates of potential loss related to the wire insulation shrinkback matter (as defined below); litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback litigation; potential growth opportunities, including opportunities associated with our entry into new markets; production and capacity at our plants; and potential repurchases under the Company’s Repurchase Program (as defined below). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Important factors that could cause actual results to differ materially from expectations are included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II of this Form 10-Q, as well as Part I Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
v

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$35,609	$23,511
Accounts receivable, net	67,704	78,181
Unbilled receivables	10,409	20,834
Inventory, net	61,173	55,977
Other current assets	12,851	9,849
Total Current Assets	187,746	188,352
Property, plant and equipment, net	30,040	28,222
Goodwill	69,941	69,941
Other intangible assets, net	39,187	41,083
Deferred tax assets	451,872	454,160
Other assets	9,635	11,322
Total Assets	$788,421	$793,080

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$26,714	$20,032
Accrued expenses and other	12,418	12,541
Warranty liability—current portion	25,956	29,602
Deferred revenue	15,195	18,737
Total Current Liabilities	80,283	80,912
Revolving line of credit	141,750	141,750
Warranty liability, less current portion	5,457	11,392
Other long-term liabilities	2,003	2,226
Total Liabilities	229,493	236,280
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 171,078,789 and 170,670,779 shares issued; 167,170,402 and 166,762,392 outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	485,960	483,550
Treasury stock, at cost, 3,908,387 shares as of March 31, 2025 and December 31, 2024, respectively	(25,331)	(25,331)
Retained earnings	98,297	98,579
Total stockholders' equity	558,928	556,800
Total Liabilities and Stockholders’ Equity	$788,421	$793,080
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$80,361	$90,807
Cost of revenue	52,221	54,347
Gross profit	28,140	36,460
Operating expenses
General and administrative expenses	21,693	22,772
Depreciation and amortization	2,135	2,104
Total operating expenses	23,828	24,876
Income from operations	4,312	11,584
Interest expense	(2,415)	(4,475)
Interest income	118	113
Income before income taxes	2,015	7,222
Income tax expense	(2,297)	(2,448)
Net income (loss)	$(282)	$4,774

Earnings (loss) per share of Class A common stock:
Basic	$(0.00)	$0.03
Diluted	$(0.00)	$0.03
Weighted average shares of Class A common stock outstanding:
Basic	166,960	170,282
Diluted	166,960	170,514

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

For the three months ended March 31, 2025

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Amount		Shares	Amount
Balance at December 31, 2024	166,762,392	$2	$483,550	3,908,387	$(25,331)	$98,579	$556,800
Net loss	—	—	—	—	—	(282)	(282)
Equity-based compensation	—	—	2,661	—	—	—	2,661
Activity under equity-based compensation plan	—	—	(251)	—	—	—	(251)
Vesting of restricted / performance stock units	408,010	—	—	—	—	—	—
Balance at March 31, 2025	167,170,402	$2	$485,960	3,908,387	$(25,331)	$98,297	$558,928

For the three months ended March 31, 2024

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Amount		Shares	Amount
Balance at December 31, 2023	170,117,289	$2	$470,542	—	$—	$74,452	$544,996
Net income	—	—	—	—	—	4,774	4,774
Equity-based compensation	—	—	5,023	—	—	—	5,023
Activity under equity-based compensation plan	—	—	(816)	—	—	—	(816)
Vesting of restricted / performance stock units	303,020	—	—	—	—	—	—
Balance at March 31, 2024	170,420,309	$2	$474,749	—	$—	$79,226	$553,977
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(282)	$4,774
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,287	3,002
Amortization/write off of deferred financing costs	156	2,626
Equity-based compensation	2,661	5,023
Provision for obsolete or slow-moving inventory	252	—
Provision for warranty expense	257	565
Deferred taxes	2,288	2,495
Changes in assets and liabilities:
Accounts receivable	10,477	3,715
Unbilled receivables	10,425	16,730
Inventory	(5,448)	(6,761)
Other assets	(1,471)	(3,165)
Accounts payable	6,682	1,332
Accrued expenses and other	(347)	(13,402)
Warranty liability	(9,837)	(3,680)
Deferred revenue	(3,542)	(394)
Net Cash Provided by Operating Activities	15,558	12,860
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,209)	(2,483)
Net Cash Used in Investing Activities	(3,209)	(2,483)
Cash Flows from Financing Activities
Employee withholding taxes related to net settled equity awards	(251)	(816)
Payments on term loan facility	—	(143,750)
Proceeds from revolving credit facility	20,000	143,750
Repayments of revolving credit facility	(20,000)	(15,000)
Deferred financing costs	—	(2,032)
Net Cash Used in Financing Activities	(251)	(17,848)
Net Increase (Decrease) in Cash and Cash Equivalents	12,098	(7,471)
Cash and Cash Equivalents—Beginning of Period	23,511	22,707
Cash and Cash Equivalents—End of Period	$35,609	$15,236

	Three Months Ended March 31,
	2025	2024

Supplemental Cash Flows Information:
Cash paid for interest	$2,279	$7,296
Cash paid (refunded) for taxes	$(32)	$59

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
The Company is headquartered in Portland, Tennessee and is a leading provider of electrical balance of systems (“EBOS”) solutions and components, including battery energy storage solutions (“BESS”) and Original Equipment Manufacturer (“OEM”) components, for the global energy transition market.
As of March 31, 2025, the Company owns directly or indirectly five subsidiaries: Shoals Intermediate Parent Inc., Shoals Technologies Group, LLC, Shoals International, LLC, Shoals Energy Spain, S.L. and Shoals Energy Australia Pty Ltd.

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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, the condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Customer Concentrations
The Company had the following revenue concentration representing approximately 10% or more of revenue for the three months ended March 31, 2025 and 2024 and related accounts receivable concentration as of March 31, 2025 and December 31, 2024:

	2025		2024
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	20.1%	27.3%	36.0%	19.0%
Customer B	17.2%	9.0%	8.7%	8.8%
Customer C	11.9%	7.3%	11.8%	1.6%
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
The fair values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s revolving line of credit approximates fair value and is considered level 2, as it is based on current market rates at which the Company could borrow funds with similar terms.
Recent Accounting Pronouncements
Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements.
In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable	$68,200	$78,677
Less: allowance for credit losses	(496)	(496)
Accounts receivable, net	$67,704	$78,181

4.    Inventory
Inventory, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$60,968	$55,703
Work in process	2,114	2,316
Finished goods	2,399	2,415
Allowance for obsolete or slow-moving inventory	(4,308)	(4,457)
Inventory, net	$61,173	$55,977

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		March 31, 2025	December 31, 2024
Land	N/A	$840	$840
Building and land improvements	5-40	14,402	13,946
Machinery and equipment	3-5	26,019	23,639
Furniture and fixtures	3-7	2,935	2,734
Vehicles	5	125	125
		44,321	41,284
Less: accumulated depreciation		(14,281)	(13,062)
Property, plant and equipment, net		$30,040	$28,222

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1.4 million and $1.1 million, respectively. During the three months ended March 31, 2025 and 2024, $1.2 million and $0.9 million, respectively, of depreciation expense was allocated to cost of revenue and $0.2 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2025. Goodwill totaled $69.9 million as of March 31, 2025 and December 31, 2024.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2025	December 31, 2024
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		32,193	31,179
Developed technology		20,849	20,183
Trade names		7,371	7,155
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		63,013	61,117
Total other intangible assets, net		$39,187	$41,083
Amortization expense related to intangible assets amounted to $1.9 million for each of the three months ended March 31, 2025 and 2024.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$3,577	$5,005
Accrued interest	205	259
Accrued rebates	3,078	3,058
Other accrued expenses	5,558	4,219
Total accrued expenses and other	$12,418	$12,541
8.    Warranty Liability
General Warranty
The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of March 31, 2025 and December 31, 2024 our estimated general warranty liability was approximately $1.0 million and $1.1 million, respectively. The Company recorded total warranty expense related to general warranty matters of $0.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, the Company determined that a potential range of loss was both probable and reasonably estimable. The Company has continued to refine assumptions based on additional information obtained throughout the remediation process, and as of March 31, 2025, the estimate of potential losses remains unchanged from the estimate provided as of December 31, 2024. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low-end of the range of potential loss of $73.0 million. The high-end of the range of potential loss is $160.0 million, which is $87.0 million higher than the amount recorded. As of March 31, 2025 and December 31, 2024, the remaining estimated warranty liability related to this matter was $30.4 million and $39.9 million, respectively.
The estimated range, continues to be based on several assumptions, including the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. While our wire insulation shrinkback warranty liability represents our best estimate of the range of expected losses at any given time, the Company remains active in the ongoing identification, repair and replacement process and has increased, and may further increase or decrease, its estimated warranty liability from its current estimate based on available information, including with respect to experience relating to weather delays, site access, the scope of replacement, vegetation management or other factors. Such increase or decrease may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 13 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of March 31, 2025.
The Company did not record warranty expense related to this matter for the three months ended March 31, 2025 and 2024.

Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, is estimated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Warranty liability, beginning of period	$40,994	$54,914
Warranty expense	256	565
Payments	(9,837)	(3,680)
Warranty liability, end of period	31,413	51,799
Less: current portion	25,956	31,708
Warranty liability, net of current portion	$5,457	$20,091

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Revolving Credit Facility	$141,750	$141,750
Less: deferred financing costs	—	—
Total debt, net of deferred financing costs	141,750	141,750
Less: current portion	—	—
Long-term debt, net of current portion	$141,750	$141,750

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
Beginning March 19, 2024 and until the delivery of the Company’s compliance certificate for the second quarter of 2024 pursuant to the Senior Secured Credit Agreement, the Revolving Credit Facility bore interest at a rate equal to, at the Company’s election, either adjusted term Secured Overnight Financing Rate (“SOFR”) or base rate (each, as defined in the Senior Secured Credit Agreement) plus (i) in the case of SOFR rate loans, 2.50% per annum and (ii) in the case of base rate loans, 1.50% per annum.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
ratio. The applicable interest rate margin varies from 2.25% to 3.00% per annum for term benchmark loans and 1.25% to 2.00% per annum for base rate loans.
As of March 31, 2025, the interest rate on the Revolving Credit Facility ranged from 6.89% to 6.90%, which represented SOFR plus 2.50%. As of March 31, 2025, there were $141.8 million of outstanding borrowings, $0.0 million of outstanding letters of credit, and $58.2 million of availability under the Revolving Credit Facility.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of March 31, 2025, the Company was in compliance with all the required covenants.

10.    Earnings (Loss) per Share ("EPS")
Basic EPS of Class A common stock is computed by dividing net income (loss) by the weighted average number of shares of Class A common stock outstanding during the period (which does not include treasury stock). Diluted EPS of Class A common stock is computed similarly to basic EPS except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted/performance stock units are considered common stock equivalents for this purpose.
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) - basic and diluted	$(282)	$4,774
Denominator:
Weighted average shares of Class A common stock outstanding - basic	166,960	170,282
Effect of dilutive securities:
Restricted / performance stock units	—	232
Weighted average shares of Class A common stock outstanding - diluted	166,960	170,514

Earnings (loss) per share of Class A common stock - basic	$(0.00)	$0.03
Earnings (loss) per share of Class A common stock - diluted	$(0.00)	$0.03
The Company generated a net loss for the three months ended March 31, 2025, so the effect of dilutive securities was not considered because their effect would be antidilutive. If the Company had generated net income, the effect of restricted stock units on the diluted shares calculations would have been an increase of 163,722.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
11.    Equity-Based Compensation
2021 Long-Term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the three months ended March 31, 2025, the Company granted 1,480,042 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs granted during 2025 have grant date fair values ranging from $4.54 to $6.05 per unit and vest ratably over 3 years.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Three Months Ended March 31, 2025

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2024	1,842,356	$12.21
Granted	1,480,042	$4.60
Vested	(430,431)	$20.86
Forfeited	(41,582)	$12.74
Outstanding, March 31, 2025	2,850,385	$6.94

Performance Stock Units
During the three months ended March 31, 2025, the Company granted an aggregate of 885,077 Performance Stock Units ("PSUs") to certain executives. The PSUs granted during 2025 cliff vest after 3 years upon meeting certain revenue and adjusted diluted EPS targets and contain a total shareholder return modifier which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date of $4.59.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Three Months Ended March 31, 2025

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2024	472,666	$18.77
Granted	885,077	$4.59
Vested	(37,678)	$14.43
Forfeited	(20,831)	$14.43
Outstanding, March 31, 2025	1,299,234	$9.31
The Company recognized equity-based compensation of $2.7 million and $5.0 million, respectively, for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company had $19.7 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 2.5 years.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.    Stockholders’ Equity
Common Stock Economic and Voting Rights
Holders of Class A common stock are entitled to one vote per share. As of March 31, 2025, there were no shares of Class B common stock outstanding, and no shares of Class B common stock are currently issuable.
Share Repurchase Program
On June 11, 2024, the Company announced a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $150.0 million of the Company’s Class A common stock, with an estimated completion date of December 31, 2025. Under the Repurchase Program, the Company is authorized to repurchase shares of Class A common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Repurchase Program does not obligate the Company to repurchase shares of Class A common stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations, and other factors. The shares repurchased pursuant to the Repurchase Program are held as treasury shares of the Company (“Treasury Stock”). In June 2024, the Company entered into an accelerated share repurchase agreement and repurchased $25.0 million of the Company’s Class A common stock.
The Company did not repurchase any shares of its common stock under the Repurchase Program during the three months ended March 31, 2025. As of March 31, 2025, the Company was authorized to repurchase up to $125.0 million of the Company's common stock under the Repurchase Program.

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

Intellectual Property Litigation
The 2023 IP Litigations. On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing,

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. The District Court actions seek injunctive relief and monetary damages. The District Court actions have been stayed pending the final disposition of the ITC investigation. On August 30, 2024, the Administrative Law Judge issued a Final Initial Determination finding that Voltage violated Section 337 of the Tariff Act of 1930, as amended, by importing infringing LYNX trunk bus products into the United States. However, on January 14, 2025, the ITC reversed the Administrative Law Judge‘s Final Initial Determination and issued a Notice of a Commission Final Determination Finding No Violation of Section 337. The Company appealed the ITC’s decision to the Federal Circuit on February 11, 2025.
The 2025 IP Litigations. On January 9, 2025, the Company filed a new patent infringement complaint at the ITC against Voltage. This complaint cites two new patents (the ‘375 and ‘376 Patents) that cover the Company’s BLA solutions. Also on January 9, 2025, the Company filed a complaint against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. These complaints seek injunctive relief and, in district court, damages for reasonable royalty and lost profits. The Company intends to continue to vigorously pursue these actions. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On May 24, 2024, all of these cases were consolidated into one action captioned In re Shoals Technologies Group, Inc. Securities Litigation. Plaintiff Erste Asset Management GmbH has been appointed Lead Plaintiff. On December 9, 2024, Lead Plaintiff and plaintiff Kissimmee Utility Authority Employees’ Retirement Plan filed a consolidated complaint, and on February 4, 2025, Plaintiffs filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 18, 2025. Plaintiffs filed an opposition to the motion to dismiss on April 21, 2025. Although the Company intends to continue to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this consolidated lawsuit or determine the amount or range of potential losses associated with the consolidated lawsuit.

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
On March 26, 2025, another derivative shareholder action was filed against certain current and former officers and directors of the Company in the same court as the consolidated action, captioned Norman v. Whitaker, et al. The complaint asserts, among others, claims for violations of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment, all of which relate to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only. On April 11, 2025, the Norman action was consolidated with the action In re Shoals Technologies Group, Inc. Derivative Litigation.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Although the Company intends to continue to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of the derivative litigation or determine the amount or range of potential losses associated with the lawsuit. This consolidated case is currently stayed pending the outcome of the motion to dismiss filed in the securities matters referenced above.

Guarantees and Surety Bonds
The Company has provided financial guarantees to support payment obligations of a vendor. The Company has not recorded any liabilities for these financial guarantees in its consolidated balance sheets, because the Company has calculated the estimated fair value of the guarantee and determined it to be immaterial based upon the current facts and circumstances that would trigger a payment obligation.
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of March 31, 2025, the maximum potential payment obligation with regard to surety bonds was $5.8 million.

14.    Income Taxes
In calculating the provision for interim income taxes, in accordance with ASC Topic 740, an estimated annual effective tax rate is applied to year-to-date ordinary income. The resulting provision is adjusted for the tax effect of discrete items required to be recorded during the period. At the end of each interim period, the Company adjusts its estimate of the effective tax rate expected to be applicable for the full fiscal year.

In the three months ended March 31, 2025, and March 31, 2024, our effective tax rate for continuing operations was 114.0% and 33.9%, respectively. The difference between the effective tax rate and the statutory tax rate is primarily attributable to nondeductible compensation under Section 162(m) and discrete adjustments for RSU and PSU shortfalls. The change in our effective tax rate for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 was due to the increase of the discrete amounts for RSU and PSU shortfalls.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended March 31,
	2025	2024
System solutions	$57,394	$65,059
Components	22,967	25,748
Total revenue	$80,361	$90,807

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

	Location on the Condensed Consolidated Balance Sheets	March 31, 2025	December 31, 2024
Billed accounts receivable	Accounts receivable, net	$59,858	$70,882
Retainage	Accounts receivable, net	$7,846	$7,299
Contract assets	Other assets	$2,765	$4,251
Unbilled receivables	Unbilled receivables	$10,409	$20,834
Deferred revenue	Deferred revenue	$15,195	$18,737
Accrued rebates	Accrued expenses and other	$3,078	$3,058

The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled receivables. The changes in unbilled receivables relate to fluctuations in the timing of billings for the Company’s revenue recognized over time. As of December 31, 2023, billed accounts receivable and unbilled receivables were $107.1 million and $40.1 million, respectively.
Certain contracts contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by the Company for work performed but held for payment by the customer as a form of security until the Company obtains specified milestones. The Company typically bills retainage amounts as work is performed. Retainage provisions are not considered a significant financing component because they are intended to protect the customer in the event that some or all of the obligations under the contract are not completed. The changes in retainage relate to fluctuations in the timing of retainage billings and achievement of specified milestones. As of December 31, 2023, retainage was $4.9 million.
For certain contracts, we provide customers with incentives upon entering into multi-year agreements or volume specific commitments. Any up-front incentives to customers that are not made in exchange for distinct goods and services are capitalized as a contract asset within other assets, which are subsequently recognized as a reduction to revenue over the term of the customer arrangements.
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
obligations. During the three months ended March 31, 2025, $10.3 million of deferred revenue recorded as of December 31, 2024 was recognized in revenue. As of December 31, 2023, deferred revenue was $22.2 million and during the three months ended March 31, 2024, $9.9 million, of deferred revenue recorded as of December 31, 2023, was recognized in revenue.
Accrued rebates are recorded based on sales volumes from agreed upon rebate terms. Rebates are typically paid within three to four months.

19.    Segment Reporting
The Company is organized and operates as one operating and reportable segment, which carries out business activities related to the design, development, manufacture and marketing of products and services for EBOS solutions and components. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews operating results including discrete financial information and profitability metrics at a consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. This structure is reflected in our organizational and reporting model.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31, 2025	March 31, 2024
Revenue	$80,361	$90,807
Cost of revenue	52,221	54,347
Gross profit	28,140	36,460
Operating expenses
General and administrative expenses	21,693	22,772
Depreciation and amortization	2,135	2,104
Total operating expenses	23,828	24,876
Income from operations	4,312	11,584
Non-operating income/(expense) (1)	(2,297)	(4,362)
Income tax expense	(2,297)	(2,448)
Net income (loss)	$(282)	$4,774
(1) Consists of non-operating expenses included on the consolidated income statements which includes interest expense and interest income.
All of the Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets are located within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and this Quarterly Report on Form 10-Q (“Form 10-Q”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of our 2024 Form 10-K and this Form 10-Q captioned “Forward-Looking Statements” and “Risk Factors”.
This MD&A contains the presentation of Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share, which are not presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share are being presented because management believes they provide investors and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share only in conjunction with Gross Profit, and Net Income (Loss), the most closely comparable GAAP financial measures, as applicable. Reconciliations of Adjusted Gross Profit, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share to the respective most closely comparable GAAP measure, as well as a calculation of Adjusted Gross Profit Percentage and Adjusted Diluted Weighted Average Shares Outstanding, are provided below, in “—Non-GAAP Financial Measures.”
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
Traditionally, and for the three months ended March 31, 2025, we primarily sold our EBOS solutions and components and OEM components to customers in the United States. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt (“MW”) or greater (“utility-scale solar”). These EPCs work with owners and developers of solar assets to build solar energy projects. However, given the mission critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner/developer of the solar energy project. We are proud of the breadth of EPCs we have worked with. We believe that as of March 31, 2025, we have worked with 13 of the top 15 U.S. solar EPCs, per Wood Mackenzie data from 2022-2024.

In the third quarter of 2024, we announced our strategic decision to expand our reach and capitalize on international, BESS, data centers, and Commercial, Community, and Industrial (“CC&I”) markets, while also maintaining our focus on domestic utility-scale solar and OEM markets. This decision is aimed at capitalizing on the growing global demand for renewable energy solutions and diversifying our market presence. By entering new geographic regions, markets, and applications we aim to enhance our competitive position and drive long-term growth.
We derived 71.4% of our revenue from the sale of system solutions for the three months ended March 31, 2025. For the same period, we derived substantially all of our revenue from customers in the U.S. As of March 31, 2025, we had $645.1 million of backlog and awarded orders, backlog of $202.2 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $442.9 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of March 31, 2025, we believe approximately $197.7 million of backlog and $301.7 million of awarded orders have delivery dates in the next twelve months. Additionally, more than 13% of our March 31, 2025 backlog and awarded orders related to international projects. As of March 31, 2025, backlog and awarded orders increased by 5% relative to the same date last year and increased by 2% relative to December 31, 2024.

Trends and Uncertainties

Trade Regulation and Import Tariffs

Our business activities are subject to numerous laws and regulations in the jurisdictions in which we operate. Particularly, our exports and imports are subject to complex trade and customs laws, tax requirements and tariffs set by governments through mutual agreements or unilateral actions. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, including reciprocal tariffs, could have an adverse effect on our business and results of operations.
On March 4, 2025, the current Presidential Administration (the “Administration”) imposed a 25% tariff on all goods imported from Canada and Mexico, with specific exemptions for certain products such as Canadian oil, natural gas, uranium, and other energy sources, which are subject to a lower 10% tariff. On April 2, 2025, the Administration imposed significant tariffs, including a 10% tariff on most imports from other trading partners, as well as additional reciprocal tariffs on specific countries. On April 9, 2025, the Administration imposed a 145% tariff on Chinese imports, effective immediately. Also on April 9, 2025, the Administration implemented a

90-day pause on tariffs for all other trading partners, including Canada and Mexico, and capped the reciprocal tariffs at 10% for countries that did not retaliate against the United States. Future changes in tariff policies are possible. As a result, the global trade environment has experienced extreme uncertainty and volatility, and is rapidly evolving. In recent years, we have expanded our domestic capabilities, supply chain resiliency, and manufacturing capacity, which helps offset some of the volatility we face due to trade policies and regulations.

To date, these tariff actions have not materially impacted our business or results of operations. However, as the implementation and scope of these proposed tariffs is still uncertain, any significant new tariffs or the threat thereof, which may last for an indefinite period of time, may make it more difficult for us to source raw materials and could result in increased prices for certain of our raw materials including steel, copper and aluminum. Retaliatory tariffs imposed by trading partners could impact the export of our manufactured projects and cause our customers to seek alternatives. The implementation of these proposed tariffs, any future increases in existing tariff rates, additional tariffs on other goods, or further retaliatory actions from other governments, or the threat thereof, may result in higher costs for us, and there can be no assurance we will be able to pass on any of the increases in raw material costs directly resulting from the tariffs to our customers. Such actions may also result in more difficulty or the inability to obtain needed materials. In addition, the threat of increased tariffs alone has caused market uncertainty.

Beyond the most recent tariffs, over the past few years, escalating trade tensions between the United States and China and other jurisdictions led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. We have been assessing and monitoring the potential impact of tariffs on our supply chain and proactively seeking to mitigate the impact such may have on our operations, including working on alternative sourcing strategies and preparing our trade partners to absorb potential increases in their costs due to tariffs. However, we cannot be certain that we would not experience negative effects in the remainder of 2025, particularly given the Administration’s positions concerning trade and tariffs and the fluctuating nature of such actions to date.

We also continue to monitor the condition of our supply chain and evaluate our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations. During the period ended March 31, 2025, we continued to monitor and optimize our inventory levels.

Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote the development of solar electricity. The range and duration of these incentives varies widely by geographic market.

The 2022 Inflation Reduction Act (“IRA”) in the U.S. made significant changes to the U.S. tax code to incentivize the development and use of solar-generated electricity to meet the country’s growing demand for power. The IRA offered tax incentives to companies who provide goods connected to the development and use of solar energy. The IRA allowed U.S. taxpayers making capital investments in solar projects to claim certain Investment Tax Credits (“TC”) for the installation of these solar projects. The IRA also generally allowed U.S. taxpayers to elect to receive a production tax credit (“PTC”) in lieu of the TC for qualified solar facilities if the construction began before January 1, 2025, among other requirements. While the IRA increased incentives for solar energy, some of those incentives have already begun to decrease and phase out. Additionally, given the change in U.S. presidential administrations, the future of the IRA and any federal solar incentives remains uncertain. If the IRA is repealed or significantly altered, it could have several adverse effects on our business. The removal of the incentives that drive demand for solar energy production could reduce the financial attractiveness of solar projects, leading to decreased demand for our products. Additionally, the uncertainty surrounding the future of these incentives could cause delays in project financing and execution, further impacting our sales volume and growth rate.

The Solar Market

Beginning in late 2023 and continuing in 2024, the domestic utility scale solar market experienced project delays that pushed and delayed projects beyond 2024. While there are inherent delays and pushouts with solar and construction projects in normal operating environments, the pushouts and delays experienced in late 2023 and into 2024 were significantly greater than we have historically experienced, and they impacted our results during 2024, lowering demand and sales volume. These trends were the result of several factors, including: permitting issues; supply chain disruptions; labor availability; project financing; anti-dumping and countervailing duties; interconnection complications; and uncertainty regarding changes in the U.S. trade environment. While we are currently experiencing a more normalized business environment, we expect these challenges to persist to a lesser degree in the near term. We continue to expect a modest amount of project delays when compared to historical levels. As a result, we believe the industry is poised for growth across both our core and new markets, driven by the continued and increasing need for energy around the world.

We will continue to navigate the uncertainties in our industry, including those relating to project delays, as well as strategic pricing actions, volume discounts, and impacts to customer mix in our key markets, which so far have immaterially impacted our results of operations.

Other Macroeconomic Pressures

Global inflationary pressures persisted during the first quarter of 2025 and are expected to persist to a lesser extent during the remainder of 2025; however, the impact of inflation remains uncertain for the rest of 2025. Interest rates have remained generally higher when compared to historical rates, causing the interest rates associated with our Senior Secured Credit Agreement to be generally higher; however, interest rates did decline from their historically high levels during the course of 2024. Should interest rates rise, when combined with the implications of higher government deficits and debt, tighter monetary policy, political instability, and volatility and uncertainty in global trade, the Company’s costs for accessing capital are uncertain and may rise during our forecasted period.

Our ability to obtain the raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, remained challenging during the first quarter of 2025, complicated by volatility in government policies and regulation concerning trade and ongoing political conflict. While the Company does not directly source a significant amount of raw materials from Europe, the Russia-Ukraine war has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist as challenges and conflicts remain in 2025.

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
Our revenue is affected by changes in the geography, price, volume and mix of EBOS system solutions and components purchased by our customers. The price and volume of our EBOS system solutions and components is driven by the demand for our solar system solutions and components, volume based discounts and rebate incentives, changes in product mix between homerun and plug-and-play EBOS, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.
Our revenue growth is dependent on continued growth in the number of solar energy projects constructed each year and our ability to increase our share of demand in the geographies where we currently compete and plan to compete in the future, as well as our ability to continue to develop and commercialize new and innovative products that address the changing technology and performance requirements of our customers.
Cost of Revenue and Gross Profit
Cost of revenue consists primarily of EBOS system solutions and components costs, including purchased raw materials, as well as costs related to shipping, customer support, product warranty, personnel and depreciation of manufacturing and testing equipment. Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including copper and aluminum; component costs, including fuses, resin, enclosures, and cable; technological innovation; economies of scale resulting in lower component costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily indirect personnel and depreciation of manufacturing and testing equipment, are not directly affected by sales volume. Gross profit may vary from year to year and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method and warranty expense.
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 159 to 171 from March 31, 2024 to March 31, 2025, and we expect to hire new employees in the future to support our future growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
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
Income Tax Expense
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024
Revenue	$80,361	$90,807	$(10,446)	(11.5)%
Cost of revenue	52,221	54,347	(2,126)	(3.9)%
Gross profit	28,140	36,460	(8,320)	(22.8)%
Operating expenses
General and administrative expenses	21,693	22,772	(1,079)	(4.7)%
Depreciation and amortization	2,135	2,104	31	1.5%
Total operating expenses	23,828	24,876	(1,048)	(4.2)%
Income from operations	4,312	11,584	(7,272)	(62.8)%
Interest expense	(2,415)	(4,475)	(2,060)	(46.0)%
Interest income	118	113	5	4.4%
Income before income taxes	2,015	7,222	(5,207)	(72.1)%
Income tax expense	(2,297)	(2,448)	(151)	(6.2)%
Net income (loss)	$(282)	$4,774	$(5,056)	(105.9)%

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue
Revenue decreased by $10.4 million, or 11.5%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, driven by strategic pricing actions, volume discounts, and customer and product mix.

Cost of Revenue and Gross Profit
Cost of revenue decreased by $2.1 million, or 3.9%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, driven by the decrease in revenue. Gross profit as a percentage of revenue was 35.0% during the three months ended March 31, 2025, and 40.2% during the three months ended March 31, 2024. The decrease in gross profit as a percentage of revenue was driven by strategic pricing actions, volume discounts, customer and product mix, and reduced fixed cost absorption due to lower revenues.

Operating Expenses
General and Administrative
General and administrative expenses decreased $1.1 million, or 4.7%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in general and administrative expenses was the result of a $3.3 million decrease in general legal expenses for intellectual property and shareholder litigation matters, offset by a $1.7 million increase in legal expenses related to wire insulation shrinkback litigation.

Depreciation and Amortization
Depreciation and amortization expenses increased by less than $0.1 million, or 1.5%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was due to acquisitions of property, plant, and equipment in between the periods of comparison.

Interest Expense
Interest expense, decreased by $2.1 million, or 46.0%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This decrease was due to a decrease in the total weighted average outstanding balance of the Term Loan Facility and Revolving Credit Facility during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as well as a decrease in borrowing rates applicable to the Senior Secured Credit Agreement and decreases in the federal funds effective rate as compared to the prior period.

Income tax expense
Income tax expense totaled $2.3 million for the three months ended March 31, 2025, as compared to income tax expense of $2.4 million for the three months ended March 31, 2024. Our effective income tax rate for the three months ended March 31, 2025 and 2024 was 114.0% and 33.9%, respectively. The change in our effective income tax rate was due to various discrete items, particularly RSU and PSU shortfalls, during the three months ended March 31, 2025.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus wire insulation shrinkback expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income (loss) plus/(minus) (i) interest expense, (ii) interest income, (iii) income tax expense, (iv) depreciation expense, (v) amortization of intangibles, (vi) equity-based compensation, (vii) wire insulation shrinkback expenses, and (viii) wire insulation shrinkback litigation expenses. We define Adjusted Net Income as net income (loss) plus (i) amortization of intangibles, (ii) amortization / write-off of deferred financing costs,

(iii) equity-based compensation, (iv) wire insulation shrinkback expenses, and (v) wire insulation shrinkback litigation expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period.
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
Because of these limitations, Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. You should review the reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage, net income (loss) to Adjusted EBITDA, and net income (loss) to Adjusted Net Income and Adjusted Diluted EPS below and not rely on any single financial measure to evaluate our business.
Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$80,361	$90,807
Cost of revenue	52,221	54,347
Gross profit	$28,140	$36,460
Gross profit percentage	35.0%	40.2%

Wire insulation shrinkback expenses (a)	$—	$—
Adjusted gross profit	$28,140	$36,460
Adjusted gross profit percentage	35.0%	40.2%

Reconciliation of Net Income (Loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(282)	$4,774
Interest expense	2,415	4,475
Interest income	(118)	(113)
Income tax expense	2,297	2,448
Depreciation expense	1,391	1,106
Amortization of intangibles	1,896	1,896
Equity-based compensation	2,661	5,023
Wire insulation shrinkback expenses(a)	—	—
Wire insulation shrinkback litigation expenses (b)	2,529	849
Adjusted EBITDA	$12,789	$20,458

Reconciliation of Net Income (Loss) to Adjusted Net Income (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(282)	$4,774
Amortization of intangibles	1,896	1,896
Amortization / write-off of deferred financing costs	156	2,626
Equity-based compensation	2,661	5,023
Wire insulation shrinkback expenses(a)	—	—
Wire insulation shrinkback litigation expenses (b)	2,529	849
Tax impact of adjustments (c)	(1,767)	(2,547)
Adjusted Net Income	$5,193	$12,621
(a)    For the three months ended March 31, 2025 and 2024, there were no expenses related to warranty for wire insulation shrinkback relating to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 8 - Warranty Liability, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(b)    For the three months ended March 31, 2025 and 2024, represents $2.5 million and $0.8 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(c)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes. Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax. The adjustment to the provision for income tax reflects the effective tax rates below.

	Three Months Ended March 31,
	2025	2024
Statutory U.S. Federal income tax rate	21.0%	21.0%
Permanent adjustments	0.6%	0.8%
State and local taxes (net of federal benefit)	2.8%	2.7%
Effective income tax rate for Adjusted Net Income	24.4%	24.5%

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Adjusted diluted weighted average shares outstanding	166,960	170,514

Adjusted Net Income	$5,193	$12,621
Adjusted Diluted EPS	$0.03	$0.07

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
We generated cash from operating activities of $15.6 million during the three months ended March 31, 2025, as compared to cash provided by operating activities of $12.9 million during the three months ended March 31, 2024. As of March 31, 2025, our cash and cash equivalents were $35.6 million, an increase from $23.5 million as of December 31, 2024. As of March 31, 2025 we had outstanding borrowings of $141.8 million, consistent with outstanding borrowings of $141.8 million as of December 31, 2024. As of March 31, 2025, we also had $58.2 million available for additional borrowings under our $200.0 million Revolving Credit Facility.
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
The Company did not repurchase any shares of its common stock under the Repurchase Program during the three months ended March 31, 2025. As of March 31, 2025, the Company was authorized to repurchase up to $125 million of the Company's common stock under the Repurchase Program.
During the three months ended March 31, 2025, we also used approximately $9.5 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. We expect to continue spending significant amounts of cash in connection thereof. For more information, see Note 8 - Warranty Liability in our condensed consolidated financial statements.

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$15,558	$12,860
Net cash used in investing activities	(3,209)	(2,483)
Net cash used in financing activities	(251)	(17,848)
Net increase (decrease) in cash and cash equivalents	$12,098	$(7,471)

Operating Activities
For the three months ended March 31, 2025, cash provided by operating activities was $15.6 million, primarily due to operating results that included $(0.3) million of net loss, which included $8.9 million of non-cash expense, along with cash inflows in accounts receivable and unbilled receivables of $20.9 million and accounts payable and accrued expenses of $6.3 million. These cash inflows were offset by cash outflows of $9.8 million related to the warranty liability as well as an increase in inventory of $5.4 million, an increase in other assets of $1.5 million, and a decrease of $3.5 million in deferred revenue.
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
Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities was $3.2 million, which was attributable to the purchase of property and equipment.
For the three months ended March 31, 2024, net cash used in investing activities was $2.5 million, all of which was attributable to the purchase of property and equipment.
Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities was $0.3 million, due to $20.0 million in payments on the Revolving Credit Facility, offset by $20.0 million in borrowings, and $0.3 million in taxes related to net share settled equity awards.

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

Critical Accounting Policies and Accounting Estimates
For a description of the application of our critical accounting policies or estimation procedures, see our 2024 Form 10-K. There were no material changes to the information previously disclosed, with the exception of the item discussed below.
Goodwill Considerations
We perform an annual assessment of our goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate, declines in market capitalization or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of our single reporting unit is less than the carrying value. If we determine that it is more likely than not that the fair value of our single reporting unit is less than the carrying value, we measure the amount of impairment as the amount the carrying value of our single reporting unit exceeds the fair value, up to the carrying value of goodwill, by using a quantitative approach.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to evaluate market indicators, such as stock price and market capitalization, and make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, growth rates, and other market factors.
Although our market capitalization further declined in the first quarter of 2025, we do not believe that it is more likely than not that the fair value of our single reporting unit is less than the carrying value.
The estimated fair value of our single reporting unit is sensitive to the volatility in our stock price. If our market capitalization continues to decline or future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization. An update of our assessment and related estimates may be required in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2024, there were no material changes in our market risk exposure. For a description of our analysis of quantitative and qualitative market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of the material factors that affect our business, financial condition or results of operations, please see the risk factors disclosed in our 2024 Form 10-K and the other information set forth in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Insider Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	10-Q	8/6/2024	3.2
3.3	Second Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated February 20, 2025	10-K	2/25/2025	3.3
10.1+*	Form of RSU Grant Notice and Award Agreement 2025
10.2+*	Form of PSU Grant Notice and Award Agreement 2025
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	May 6, 2025	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	May 6, 2025	By:	/s/ Inez Lund
			Name:	Inez Lund
			Title:	Chief Accounting Officer