Form 10-Q
period 2025-06-30
Shoals Technologies Group, Inc.
filed 2025-08-05
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 30, 2025, the registrant had 167,362,699 shares of Class A common stock and no shares of Class B common stock outstanding. This number excludes 3,908,387 shares held by the registrant as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) of Shoals Technologies Group, Inc. (the “Company,” “we,” “us,” “our,” and “Shoals”) contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; expectations regarding the utility-scale solar market; project delays; regulatory environment, including changes or potential changes to such environment; the effects of strategic pricing actions, volume discounts and customer mix in our key markets; pipeline and orders; business strategies, plans and expectations, including sales and marketing goals; technology developments; financing and investment plans; warranty and liability accruals and estimates of loss or gains; estimates of potential loss related to the wire insulation shrinkback matter (as defined in Note 8 to the notes to condensed consolidated financial statements); litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback litigation; potential growth opportunities, including opportunities associated with our entry into new markets; production and capacity at our plants; and potential repurchases under the Company’s Repurchase Program (as defined below in Note 12 to the notes to condensed consolidated financial statements). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
•The interruption of the flow of raw materials from international vendors has disrupted our supply chain, including as a result of the imposition of additional duties, tariffs, retaliatory tariffs, tariff counter-measures, and other charges on imports and exports;
•Changes in, or threatened changes in, trade policies, including the imposition or threat of trade restrictions, import tariffs, anti-dumping and countervailing duties could adversely affect the amount or timing of our revenue, results of operations or cash flows;

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
v

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$4,686	$23,511
Accounts receivable, net	103,432	78,181
Unbilled receivables	9,861	20,834
Inventory, net	56,899	55,977
Other current assets	15,195	9,849
Total Current Assets	190,073	188,352
Property, plant and equipment, net	41,978	28,222
Goodwill	69,941	69,941
Other intangible assets, net	37,291	41,083
Deferred tax assets	447,568	454,160
Other assets	8,113	11,322
Total Assets	$794,964	$793,080

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$29,241	$20,032
Accrued expenses and other	16,928	12,541
Warranty liability—current portion	15,102	29,602
Deferred revenue	20,075	18,737
Total Current Liabilities	81,346	80,912
Revolving line of credit	131,750	141,750
Warranty liability, less current portion	4,685	11,392
Other long-term liabilities	1,776	2,226
Total Liabilities	219,557	236,280
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 171,262,247 and 170,670,779 shares issued; 167,353,860 and 166,762,392 outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	488,525	483,550
Treasury stock, at cost, 3,908,387 shares as of June 30, 2025 and December 31, 2024, respectively	(25,272)	(25,331)
Retained earnings	112,152	98,579
Total stockholders' equity	575,407	556,800
Total Liabilities and Stockholders’ Equity	$794,964	$793,080
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$110,841	$99,249	$191,202	$190,056
Cost of revenue	69,639	59,252	121,860	113,599
Gross profit	41,202	39,997	69,342	76,457
Operating expenses
General and administrative expenses	23,064	19,218	44,757	41,990
Depreciation and amortization	2,140	2,198	4,275	4,302
Total operating expenses	25,204	21,416	49,032	46,292
Income from operations	15,998	18,581	20,310	30,165
Interest expense	(2,236)	(3,265)	(4,651)	(7,740)
Interest income	76	202	194	315
Gain on sale of asset	3,134	—	3,134	—
Income before income taxes	16,972	15,518	18,987	22,740
Income tax expense	(3,117)	(3,716)	(5,414)	(6,164)
Net income	$13,855	$11,802	$13,573	$16,576

Earnings per share of Class A common stock:
Basic	$0.08	$0.07	$0.08	$0.10
Diluted	$0.08	$0.07	$0.08	$0.10
Weighted average shares of Class A common stock outstanding:
Basic	167,286	169,991	167,124	170,136
Diluted	167,562	170,100	167,238	170,252

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

For the three and six months ended June 30, 2025

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Amount		Shares	Amount
Balance at December 31, 2024	166,762,392	$2	$483,550	3,908,387	$(25,331)	$98,579	$556,800
Net loss	—	—	—	—	—	(282)	(282)
Equity-based compensation	—	—	2,661	—	—	—	2,661
Activity under equity-based compensation plan	—	—	(251)	—	—	—	(251)
Vesting of restricted / performance stock units	408,010	—	—	—	—	—	—
Balance at March 31, 2025	167,170,402	$2	$485,960	3,908,387	$(25,331)	$98,297	$558,928
Net income	—	—	—	—	—	13,855	13,855
Equity-based compensation	—	—	2,594	—	—	—	2,594
Activity under equity-based compensation plan	—	—	(29)	—	—	—	(29)
Vesting of restricted stock units	183,458	—	—	—	—	—	—
Excise taxes on treasury stock transactions	—	—	—	—	59	—	59
Balance at June 30, 2025	167,353,860	$2	$488,525	3,908,387	$(25,272)	$112,152	$575,407

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (continued)
(in thousands, except shares)
For the three and six months ended June 30, 2024

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Amount		Shares	Amount
Balance at December 31, 2023	170,117,289	$2	$470,542	—	$—	$74,452	$544,996
Net income	—	—	—	—	—	4,774	4,774
Equity-based compensation	—	—	5,023	—	—	—	5,023
Activity under equity-based compensation plan	—	—	(816)	—	—	—	(816)
Vesting of restricted / performance stock units	303,020	—	—	—	—	—	—
Balance at March 31, 2024	170,420,309	$2	$474,749	—	$—	$79,226	$553,977
Net income	—	$—	—	—	—	11,802	11,802
Equity-based compensation		—	4,087	—	—	—	4,087
Activity under equity-based compensation plan	—	—	(49)	—	—	—	(49)
Vesting of restricted / performance stock units	91,257	—	—	—	—	—	—
Repurchase of Class A common stock	(2,202,643)	—	(10,000)	2,202,643	(15,231)	—	(25,231)
Balance at June 30, 2024	168,308,923	$2	$468,787	2,202,643	$(15,231)	$91,028	$544,586
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$13,573	$16,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,622	6,181
Amortization/write off of deferred financing costs	311	2,781
Gain on sale of asset	(3,134)	—
Equity-based compensation	5,255	9,110
Provision for obsolete or slow-moving inventory	617	466
Provision for warranty expense	256	1,394
Deferred taxes	6,592	6,519
Changes in assets and liabilities:
Accounts receivable	(25,251)	14,857
Unbilled receivables	10,973	23,121
Inventory	(1,539)	(7,668)
Other assets	(2,449)	(791)
Accounts payable	6,099	1,791
Accrued expenses and other	3,937	(13,674)
Warranty liability	(21,463)	(8,978)
Deferred revenue	1,338	(984)
Net Cash Provided by Operating Activities	1,737	50,701
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(15,430)	(4,485)
Proceeds from sale of property, plant and equipment	5,088	—
Net Cash Used in Investing Activities	(10,342)	(4,485)
Cash Flows from Financing Activities
Employee withholding taxes related to net settled equity awards	(279)	(865)
Payments on term loan facility	—	(143,750)
Proceeds from revolving credit facility	30,000	148,750
Repayments of revolving credit facility	(40,000)	(42,000)
Deferred financing costs	—	(2,638)
Repurchase of Class A common stock	—	(25,231)
Excise taxes on treasury stock transactions	59	—
Net Cash Used in Financing Activities	(10,220)	(65,734)
Net Decrease in Cash and Cash Equivalents	(18,825)	(19,518)
Cash and Cash Equivalents—Beginning of Period	23,511	22,707
Cash and Cash Equivalents—End of Period	$4,686	$3,189

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
Supplemental Cash Flows Information:	2025	2024
Cash paid for interest	$4,255	$10,562
Cash paid for taxes	$(183)	$120
Non-cash investing and financing activities:
Purchased equipment not yet paid for	$3,110	$—

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
As of June 30, 2025, the Company owns directly or indirectly five subsidiaries: Shoals Intermediate Parent Inc., Shoals Technologies Group, LLC, Shoals International, LLC, Shoals Energy Spain, S.L. and Shoals Energy Australia Pty Ltd.

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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, the condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of its operations and its cash flows for the three and six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Customer Concentrations
The Company had the following revenue concentration representing approximately 10% or more of revenue for the six months ended June 30, 2025 and 2024 and related accounts receivable concentration as of June 30, 2025 and December 31, 2024:

	2025		2024
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	17.5%	22.6%	35.2%	19.0%
Customer B	14.5%	6.1%	8.1%	8.8%
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

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$103,928	$78,677
Less: allowance for credit losses	(496)	(496)
Accounts receivable, net	$103,432	$78,181

4.    Inventory
Inventory, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$58,876	$55,703
Work in process	1,949	2,316
Finished goods	353	2,415
Allowance for obsolete or slow-moving inventory	(4,279)	(4,457)
Inventory, net	$56,899	$55,977

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		June 30, 2025	December 31, 2024
Land	N/A	$610	$840
Building and land improvements	5-40	11,140	13,687
Machinery and equipment	3-5	22,188	19,959
Furniture and fixtures	3-7	2,742	2,705
Vehicles	5	125	125
Construction in progress		20,156	3,968
		56,961	41,284
Less: accumulated depreciation		(14,983)	(13,062)
Property, plant and equipment, net		$41,978	$28,222

Depreciation expense for the three months ended June 30, 2025 and 2024 was $1.4 million and $1.3 million, respectively. During the three months ended June 30, 2025 and 2024, $1.2 million and $1.0 million, respectively, of depreciation expense was allocated to cost of revenue and $0.2 million and $0.3 million, respectively, of depreciation expense was allocated to operating expenses.
Depreciation expense for the six months ended June 30, 2025 and 2024 was $2.8 million and $2.4 million, respectively. During the six months ended June 30, 2025 and 2024, $2.3 million and $1.9 million, respectively, of depreciation expense was allocated to cost of revenue and $0.5 million, of depreciation expense was allocated to operating expenses in each period.

6.    Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2025. Goodwill totaled $69.9 million as of June 30, 2025 and December 31, 2024.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	June 30, 2025	December 31, 2024
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		33,205	31,179
Developed technology		21,514	20,183
Trade names		7,590	7,155
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		64,909	61,117
Total other intangible assets, net		$37,291	$41,083
Amortization expense related to intangible assets amounted to $1.9 million for each of the three months ended June 30, 2025 and 2024, and $3.8 million for each of the six months ended June 30, 2025 and 2024.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$4,626	$5,005
Accrued interest	344	259
Accrued rebates	3,618	3,058
Accrued professional fees	6,079	1,448
Other accrued expenses	2,261	2,771
Total accrued expenses and other	$16,928	$12,541
8.    Warranty Liability
General Warranty
The Company offers an assurance-type warranty for its products against manufacturer defects which does not contain a service element. For these assurance-type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of June 30, 2025 and December 31, 2024 our estimated general warranty liability was approximately $0.6 million and $1.1 million, respectively. The Company recorded total warranty expense related to general warranty matters of zero

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
and $0.3 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2024, respectively.
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, the Company determined that a potential range of loss was both probable and reasonably estimable. The Company has continued to refine assumptions based on additional information obtained throughout the remediation process, and as of June 30, 2025, the estimate of potential losses remains unchanged from the estimate provided as of December 31, 2024. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low-end of the range of potential loss of $73.0 million. The high-end of the range of potential loss is $160.0 million, which is $87.0 million higher than the amount recorded. As of June 30, 2025 and December 31, 2024, the remaining estimated warranty liability related to this matter was $19.2 million and $39.9 million, respectively.
The estimated range, continues to be based on several assumptions, including the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. While our wire insulation shrinkback warranty liability represents our best estimate of the range of expected losses at any given time, the Company remains active in the ongoing identification, repair and replacement process and has increased, and may further increase or decrease, its estimated warranty liability from its current estimate based on available information, including with respect to experience relating to weather delays, site access, the scope of replacement, vegetation management or other factors. Such increase or decrease may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 13 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of December 31, 2024 or June 30, 2025.
The Company recorded no warranty expense related to this matter for the three and six months ended June 30, 2025 and 2024.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, is estimated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty liability, beginning of period	$31,413	$51,799	$40,994	$54,914
Warranty expense	—	829	256	1,394
Payments	(11,626)	(5,298)	(21,463)	(8,978)
Warranty liability, end of period	19,787	47,330	19,787	47,330
Less: current portion	15,102	31,148	15,102	31,148
Warranty liability, net of current portion	$4,685	$16,182	$4,685	$16,182

9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Revolving Credit Facility	$131,750	$141,750
Less: current portion	—	—
Long-term debt, net of current portion	$131,750	$141,750

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
As of June 30, 2025, the interest rate on the Revolving Credit Facility ranged from 7.11% to 7.17%, which represented SOFR plus 2.50%. As of June 30, 2025, there were $131.8 million of outstanding borrowings, $0.0 million of outstanding letters of credit, and $68.2 million of availability under the Revolving Credit Facility.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of June 30, 2025, the Company was in compliance with all the required covenants.

10.    Earnings per Share ("EPS")
Basic EPS of Class A common stock is computed by dividing net income by the weighted average number of shares of Class A common stock outstanding during the period (which does not include treasury stock). Diluted EPS of Class A common stock is computed similarly to basic EPS except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury stock method, if dilutive. The Company’s restricted/performance stock units are considered common stock equivalents for this purpose.
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income - basic and diluted	$13,855	$11,802	$13,573	$16,576
Denominator:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares of Class A common stock outstanding - basic	167,286	169,991	167,124	170,136
Effect of dilutive securities:
Restricted / performance stock units	276	109	114	116
Weighted average shares of Class A common stock outstanding - diluted	167,562	170,100	167,238	170,252

Earnings per share of Class A common stock - basic	$0.08	$0.07	$0.08	$0.10
Earnings per share of Class A common stock - diluted	$0.08	$0.07	$0.08	$0.10

11.    Equity-Based Compensation
2021 Long-Term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the six months ended June 30, 2025, the Company granted 1,989,549 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs granted during 2025 have grant date fair values ranging from $3.26 to $6.05 per unit and vest ratably over 2 or 3 years, except director grants, which vest over 1 year.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Six Months Ended June 30, 2025

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2024	1,842,356	$12.21
Granted	1,989,549	$4.46
Vested	(616,469)	$17.23
Forfeited	(121,118)	$8.78
Outstanding, June 30, 2025	3,094,318	$6.36

Performance Stock Units
During the six months ended June 30, 2025, the Company granted an aggregate of 941,257 Performance Stock Units ("PSUs") to certain executives. The PSUs granted during 2025 cliff vest after 3 years upon meeting certain revenue and adjusted diluted EPS targets and contain a total shareholder return modifier which could increase or decrease the ultimate number of Class A common stock issued to the executives. The

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
PSUs were valued using the market value of the Class A common stock on the grant dates with values ranging from $4.59 to $5.34.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Six Months Ended June 30, 2025

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2024	472,666	$18.77
Granted	941,257	$4.63
Vested	(37,678)	$14.43
Forfeited	(54,725)	$9.65
Outstanding, June 30, 2025	1,321,520	$9.20
The Company recognized equity-based compensation of $2.6 million and $4.1 million, respectively, for the three months ended June 30, 2025 and 2024 and $5.3 million and $9.1 million, respectively, for the six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company had $19.8 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 2.2 years.

12.    Stockholders’ Equity
Common Stock Economic and Voting Rights
Holders of Class A common stock are entitled to one vote per share. As of June 30, 2025, there were no shares of Class B common stock outstanding, and no shares of Class B common stock are currently issuable.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company did not repurchase any shares of its common stock under the Repurchase Program during the six months ended June 30, 2025. As of June 30, 2025, the Company was authorized to repurchase up to $125.0 million of the Company's common stock under the Repurchase Program.

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

Intellectual Property Litigation
The 2023 IP Litigations. On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. The District Court actions seek injunctive relief and monetary damages. The District Court actions have been stayed pending the final disposition of the ITC investigation. On August 30, 2024, the Administrative Law Judge issued a Final Initial Determination finding that Voltage violated Section 337 of the Tariff Act of 1930, as amended, by importing infringing LYNX trunk bus products into the United States. However, on January 14, 2025, the ITC reversed the Administrative Law Judge’s Final Initial Determination and issued a Notice of a Commission Final Determination Finding No Violation of Section 337. The Company appealed the ITC’s decision to the Federal Circuit on February 11, 2025.
The 2025 IP Litigations. On January 9, 2025, the Company filed a patent infringement complaint at the ITC against Voltage. This complaint cites two new patents (the ‘375 and ‘376 Patents) that cover the Company’s BLA solutions. Also on January 9, 2025, the Company filed a complaint against Voltage in the U.S.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of June 30, 2025, the maximum potential payment obligation with regard to surety bonds was $5.8 million.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In the six months ended June 30, 2025 and 2024, our effective tax rate for continuing operations was 28.5% and 27.1%, respectively. The difference between the effective tax rate and the statutory tax rate is primarily attributable to nondeductible compensation under Section 162(m) and discrete adjustments for RSU and PSU shortfalls. The change in our effective tax rate for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 was due to the increase of the discrete amounts for RSU and PSU shortfalls and an adjustment for a state tax refund.

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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
System solutions	$84,412	$79,292	$141,806	$144,350
Components	26,429	19,957	49,396	45,706
Total revenue	$110,841	$99,249	$191,202	$190,056

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s contract balances consist of the following (in thousands):

	Location on the Condensed Consolidated Balance Sheets	June 30, 2025	December 31, 2024
Billed accounts receivable	Accounts receivable, net	$94,979	$70,882
Retainage	Accounts receivable, net	$8,453	$7,299
Contract assets	Other assets	$1,591	$4,251
Unbilled receivables	Unbilled receivables	$9,861	$20,834
Deferred revenue	Deferred revenue	$20,075	$18,737
Accrued rebates	Accrued expenses and other	$3,618	$3,058

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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three and six months ended June 30, 2025, $1.8 million and $12.1 million of deferred revenue recorded as of December 31, 2024 was recognized in revenue. As of December 31, 2023, deferred revenue was $22.2 million and during the three and six months ended June 30, 2024, $6.1 million and $16.0 million, respectively, of deferred revenue recorded as of December 31, 2023 was recognized in revenue.
Accrued rebates are recorded based on sales volumes from agreed upon rebate terms. Rebates are typically paid within three to four months.

16.    Segment Reporting
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$110,841	$99,249	191,202	190,056
Cost of revenue	69,639	59,252	121,860	113,599
Gross profit	41,202	39,997	69,342	76,457
Operating expenses
General and administrative expenses	23,064	19,218	44,757	41,990
Depreciation and amortization	2,140	2,198	4,275	4,302
Total operating expenses	25,204	21,416	49,032	46,292
Income from operations	15,998	18,581	20,310	30,165
Non-operating income/(expense) (1)	974	(3,063)	(1,323)	(7,425)
Income tax expense	(3,117)	(3,716)	(5,414)	(6,164)
Net income	$13,855	$11,802	$13,573	$16,576
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
This MD&A contains the presentation of Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share, which are not presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share are being presented because management believes they provide investors and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share only in conjunction with Gross Profit, and Net Income, the most closely comparable GAAP financial measures, as applicable. Reconciliations of Adjusted Gross Profit, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share to the respective most closely comparable GAAP measure, as well as a calculation of Adjusted Gross Profit Percentage and Adjusted Diluted Weighted Average Shares Outstanding, are provided below, in “—Non-GAAP Financial Measures.”
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
Traditionally, and for the three and six months ended June 30, 2025, we primarily sold our EBOS solutions and components and OEM components to customers in the United States. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt (“MW”) or greater (“utility-scale solar”). These EPCs work with owners and developers of solar assets to build solar energy projects. However, given the mission critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner/developer of the solar energy project. We are proud of the breadth of EPCs we have worked with. We believe that as of June 30, 2025, we have worked with 14 of the top 15 U.S. solar EPCs, per Wood Mackenzie data from 2022-2024.

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
We derived 74.2% of our revenue from the sale of system solutions for the six months ended June 30, 2025. For the same period, we derived substantially all of our revenue from customers in the U.S. As of June 30, 2025, we had $671.3 million of backlog and awarded orders, backlog of $260.9 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $410.4 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of June 30, 2025, we believe approximately $247.1 million of backlog and $293.2 million of awarded orders have delivery dates in the next twelve months. Additionally, more than 13.3% of our June 30, 2025 backlog and awarded orders related to international projects. As of June 30, 2025, backlog and awarded orders increased by 4.4% relative to the same date last year and increased by 4.1% relative to March 31, 2025.

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
Beginning in March 2025, the current Presidential Administration (the “Administration”) imposed broad actions related to tariffs with global trading partners. On April 2, 2025, the Administration imposed significant tariffs, including a 10% tariff on most imports from other trading partners, as well as additional reciprocal tariffs on specific countries. On April 9, 2025, the Administration implemented a 90-day pause on tariffs for most countries, with an ability to negotiate trade deals with the United States. On July 31, 2025, the Administration announced modifications to reciprocal tariff rates, with rates on most goods in excess of 10% with specific exceptions. These rates will take effect on August 7, 2025. Negotiations with trading partners are ongoing by the Administration and future changes in tariff policies are possible. The imposition of tariffs have led to retaliatory tariffs and tariff countermeasures, and the Administration and U.S. trading partners have threatened further restrictions on trade.
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

We also continue to monitor the condition of our supply chain and evaluate our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations. During the period ended June 30, 2025, we continued to monitor and optimize our inventory levels.

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

On July 4, 2025, President Donald Trump signed H.R. 1, which significantly modifies certain energy tax provisions aforementioned, in the IRA. Changes to the IRA made by H.R. 1 include an accelerated phaseout or termination of the PTC and TC for solar projects placed in service after 2027. There are also rules related to foreign entities of concern that make any solar projects owned or controlled by a prohibited foreign entity ineligible for certain tax credits. The removal of the incentives that drive demand for solar energy production could reduce the financial attractiveness of solar projects, leading to decreased demand for our products. Additionally, the uncertainty surrounding the future of these incentives could cause delays in project financing and execution, further impacting our sales volume and growth rate.

The Solar Market

The domestic utility scale solar market has experienced volatility that has had an impact on our business. Industry trends are impacted by a variety of factors, including: permitting issues; supply chain disruptions; labor availability; project financing; anti-dumping and countervailing duties; interconnection complications; and uncertainty regarding changes in public policy and the U.S. trade environment. Amidst the volatility, the U.S. solar industry has shown demonstrated levels of growth in 2025, with recorded expansion in new solar module manufacturing capacity according to the Solar Energy Industries Association. As a result, we believe the industry is poised for continued growth across both our core and new markets, driven by the continued and increasing need for energy around the world.

We will continue to navigate the uncertainties in our industry, including those relating to project delays, as well as strategic pricing actions, volume discounts, and impacts to customer mix in our key markets, which so far have immaterially impacted our results of operations.

Other Macroeconomic Pressures

Global inflationary pressures persisted during the first two quarters of 2025 and are expected to persist to a lesser extent during the remainder of 2025; however, the impact of inflation remains uncertain for the rest of 2025. Interest rates have remained generally higher when compared to historical rates, causing the interest rates associated with our Senior Secured Credit Agreement to be generally higher; however, interest rates did decline from their historically high levels during the course of 2024. Should interest rates rise, when combined with the implications of higher government deficits and debt, tighter monetary policy, political instability, and volatility and uncertainty in global trade, the Company’s costs for accessing capital are uncertain and may rise during our forecasted period.

Our ability to obtain the raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, remained challenging during the first half of 2025, complicated by volatility in government policies and regulation concerning trade and ongoing political conflict. While the Company does not directly source a significant amount of raw materials from Europe, the Russia-Ukraine war has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist as challenges and conflicts remain in 2025.

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
Our revenue growth depends on continued growth in the number of solar energy projects constructed each year and our ability to increase our share of demand in the geographies where we currently compete and plan to compete in the future, as well as our ability to continue to develop and commercialize new and innovative products that address the changing technology and performance requirements of our customers.
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
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of our full-time employees increased from 155 to 177 from June 30, 2024 to June 30, 2025, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, equity-based compensation expense, employee benefits and payroll taxes; our sales, finance, human resources, information technology, engineering and legal organizations; travel expenses; facilities costs; marketing expenses; insurance; bad debt expense; and, fees for professional services. Professional services consist of audit, tax, accounting, legal, internal controls, information technology, investor relations and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales are currently in the U.S. We currently have a sales presence in the U.S., Asia-Pacific, Europe, Latin America, and Africa. We intend to grow our sales presence and marketing efforts in current geographic markets and expand to additional countries in the future.

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
Gain on sale of asset
Gain on sale of asset represents consideration received in excess of the net book value of assets sold.
Income Tax Expense
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2025	2024			2025	2024
Revenue	$110,841	$99,249	$11,592	11.7%	$191,202	$190,056	$1,146	0.6%
Cost of revenue	69,639	59,252	10,387	17.5%	121,860	113,599	8,261	7.3%
Gross profit	41,202	39,997	1,205	3.0%	69,342	76,457	(7,115)	(9.3)%
Operating expenses
General and administrative expenses	23,064	19,218	3,846	20.0%	44,757	41,990	2,767	6.6%
Depreciation and amortization	2,140	2,198	(58)	(2.6)%	4,275	4,302	(27)	(0.6)%
Total operating expenses	25,204	21,416	3,788	17.7%	49,032	46,292	2,740	5.9%
Income from operations	15,998	18,581	(2,583)	(13.9)%	20,310	30,165	(9,855)	(32.7)%
Interest expense	(2,236)	(3,265)	(1,029)	(31.5)%	(4,651)	(7,740)	(3,089)	(39.9)%
Interest income	76	202	(126)	(62.4)%	194	315	(121)	(38.4)%
Gain on sale of asset	3,134	—	3,134	100.0%	3,134	—	3,134	100.0%
Income before income taxes	16,972	15,518	1,454	9.4%	18,987	22,740	(3,753)	(16.5)%
Income tax expense	(3,117)	(3,716)	(599)	(16.1)%	(5,414)	(6,164)	(750)	(12.2)%
Net income	$13,855	$11,802	$2,053	17.4%	$13,573	$16,576	$(3,003)	(18.1)%

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue
Revenue increased by $11.6 million, or 11.7%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, driven by increased volume of products produced to meet utility scale solar project demands.

Cost of Revenue and Gross Profit
Cost of revenue increased by $10.4 million, or 17.5%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, driven by the increase in revenue. Gross profit as a percentage of revenue was 37.2% during the three months ended June 30, 2025, and 40.3% during the three months ended June 30, 2024. The decrease in gross profit as a percentage of revenue was driven by strategic pricing actions, volume discounts, and customer and product mix.

Operating Expenses
General and Administrative
General and administrative expenses increased $3.8 million, or 20.0%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase in general and administrative expenses was the result of a $3.0 million increase in general legal expenses for wire insulation shrinkback, intellectual property, and shareholder litigation matters.

Depreciation and Amortization
Depreciation and amortization expenses decreased by less than $0.1 million, or 2.6%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Levels of intangible assets and property, plant, and equipment associated with operating expenses remained consistent period over period.

Interest Expense
Interest expense, decreased by $1.0 million, or 31.5%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This decrease was due to a decrease in the total weighted average outstanding balance of the Revolving Credit Facility during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and decreases in the federal funds effective rate as compared to the prior period.

Gain on sale of asset
Gain on sale of asset increased $3.1 million from the previous period due to the sale of owned land and building assets to consolidate operations into new facilities.

Income tax expense
Income tax expense totaled $3.1 million for the three months ended June 30, 2025, as compared to income tax expense of $3.7 million for the three months ended June 30, 2024. Our effective income tax rate for the three months ended June 30, 2025 and 2024 was 18.4% and 23.9%, respectively. The change in our effective income tax rate was due to various discrete items, particularly RSU and PSU shortfalls and a state tax refund, during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue
Revenue increased by $1.1 million, or 0.6%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, driven by increased volume of products produced to meet utility scale solar project demands.

Cost of Revenue and Gross Profit
Cost of revenue increased by $8.3 million, or 7.3%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, driven by the increase in revenue and increased costs of materials. Gross profit as a percentage of revenue was 36.3% during the six months ended June 30, 2025, and 40.2% during the six months ended June 30, 2024. The decrease in gross profit as a percentage of revenue was driven by strategic pricing actions, volume discounts, and customer and product mix.

Operating Expenses
General and Administrative
General and administrative expenses increased $2.8 million, or 6.6%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in general and administrative expenses was the result of a $2.1 million increase in general legal expenses for wire insulation shrinkback, intellectual property, and shareholder litigation matters along with an increase of $0.5 million in information technology costs and $0.4 million in sales and marketing costs.

Depreciation and Amortization
Depreciation and amortization expenses decreased by less than $0.1 million, or 0.6%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Levels of intangible assets and property, plant, and equipment associated with operating expenses remained consistent period over period.

Interest Expense
Interest expense, decreased by $3.1 million, or 39.9%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This decrease was due to a decrease in the total weighted average outstanding balance of the Term Loan Facility and Revolving Credit Facility during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as well as a decrease in borrowing rates applicable to the Senior Secured Credit Agreement and decreases in the federal funds effective rate as compared to the prior period.

Gain on sale of asset
Gain on sale of asset increased $3.1 million from the previous period due to the sale of owned land and building assets to consolidate operations into new facilities.

Income tax expense
Income tax expense totaled $5.4 million for the six months ended June 30, 2025, as compared to income tax expense of $6.2 million for the six months ended June 30, 2024. Our effective income tax rate for the six months ended June 30, 2025 and 2024 was 28.5% and 27.1%, respectively. The change in our effective income tax rate was due to various discrete items, particularly RSU and PSU shortfalls and a state tax refund, during the six months ended June 30, 2025.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus wire insulation shrinkback expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income plus/(minus) (i) interest expense, (ii) interest income, (iii) income tax expense, (iv) depreciation expense, (v) amortization of intangibles, (vi) equity-based compensation, (vii) gain on sale of asset (viii) wire insulation shrinkback expenses, and (ix) wire insulation shrinkback litigation expenses. We define Adjusted Net Income as net income plus (i) amortization of intangibles, (ii) amortization / write-off of deferred financing costs, (iii) equity-based compensation, (iv) gain on sale of asset (v) wire insulation shrinkback expenses, and (vi) wire insulation shrinkback litigation expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period.
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
Because of these limitations, Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. You should review the reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage, net income Adjusted EBITDA, and net income to Adjusted Net Income and Adjusted Diluted EPS below and not rely on any single financial measure to evaluate our business.
Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$110,841	$99,249	$191,202	$190,056
Cost of revenue	69,639	59,252	121,860	113,599
Gross profit	$41,202	$39,997	$69,342	$76,457
Gross profit percentage	37.2%	40.3%	36.3%	40.2%

Wire insulation shrinkback expenses (a)	$—	$466	$—	$466
Adjusted gross profit	$41,202	$40,463	$69,342	$76,923
Adjusted gross profit percentage	37.2%	40.8%	36.3%	40.5%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$13,855	$11,802	$13,573	$16,576
Interest expense	2,236	3,265	4,651	7,740
Interest income	(76)	(202)	(194)	(315)
Income tax expense	3,117	3,716	5,414	6,164
Depreciation expense	1,439	1,283	2,830	2,389
Amortization of intangibles	1,896	1,896	3,792	3,792
Equity-based compensation	2,593	4,087	5,254	9,110
Gain on sale of asset	(3,134)	—	(3,134)	—
Wire insulation shrinkback expenses (a)	—	466	—	466
Wire insulation shrinkback litigation expenses (b)	2,546	1,372	5,075	2,221
Adjusted EBITDA	$24,472	$27,685	$37,261	$48,143

Reconciliation of Net Income to Adjusted Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$13,855	$11,802	$13,573	$16,576
Amortization of intangibles	1,896	1,896	3,792	3,792
Amortization / write-off of deferred financing costs	156	155	311	2,781
Equity-based compensation	2,593	4,087	5,254	9,110
Gain on sale of asset	(3,134)	—	(3,134)	—
Wire insulation shrinkback expenses (a)	—	466	—	466
Wire insulation shrinkback litigation expenses (b)	2,546	1,372	5,075	2,221
Tax impact of adjustments (c)	(974)	(1,970)	(2,734)	(4,501)
Adjusted Net Income	$16,938	$17,808	$22,137	$30,445
(a)    For the three and six months ended June 30, 2025, represents no wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, nor any inventory write-downs of wire in connection with wire insulation shrinkback. For the three and six months ended June 30, 2024 represents $0.5 million of inventory write-downs of wire in connection with the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 8 - Warranty Liability, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(b)    For the three and six months ended June 30, 2025, represents $2.5 million and $5.1 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. For the three and six months ended June 30, 2024, represents $1.3 million and $2.2 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(c)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes. Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax. The adjustment to the provision for income tax reflects the effective tax rates below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	0.6%	0.9%	0.6%	0.8%
State and local taxes (net of federal benefit)	2.4%	2.8%	2.6%	2.7%
Effective income tax rate for Adjusted Net Income	24.0%	24.7%	24.2%	24.5%

Calculation of Adjusted Diluted Earnings per Share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diluted weighted average shares outstanding	167,562	170,100	167,238	170,252

Adjusted Net Income	$16,938	$17,808	$22,137	$30,445
Adjusted Diluted EPS	$0.10	$0.10	$0.13	$0.18

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
We generated cash from operating activities of $1.7 million during the six months ended June 30, 2025, as compared to cash provided by operating activities of $50.7 million during the six months ended June 30, 2024. As of June 30, 2025, our cash and cash equivalents were $4.7 million, a decrease from $23.5 million as of December 31, 2024. As of June 30, 2025 we had outstanding borrowings of $131.8 million, a $10.0 million decrease from outstanding borrowings of $141.8 million as of December 31, 2024. As of June 30, 2025, we also had $68.2 million available for additional borrowings under our $200.0 million Revolving Credit Facility.
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

The Company did not repurchase any shares of its common stock under the Repurchase Program during the six months ended June 30, 2025. As of June 30, 2025, the Company was authorized to repurchase up to $125 million of the Company’s common stock under the Repurchase Program.
During the six months ended June 30, 2025, we also used approximately $20.7 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. We expect to continue spending significant amounts of cash in connection thereof. For more information, see Note 8 - Warranty Liability in our condensed consolidated financial statements.

	Six Months Ended June 30,
	2025	2024
Net Cash Provided by Operating Activities	$1,737	$50,701
Net Cash Used in Investing Activities	(10,342)	(4,485)
Net Cash Used in Financing Activities	(10,220)	(65,734)
Net Decrease in Cash and Cash Equivalents	$(18,825)	$(19,518)

Operating Activities
For the six months ended June 30, 2025, cash provided by operating activities was $1.7 million, primarily due to operating results that included $13.6 million of net income, which included $16.5 million of non-cash expense, along with cash inflows in unbilled receivables of $11.0 million, accounts payable of $6.1 million, and accrued expenses of $3.9 million. These cash inflows were offset by cash outflows of $25.3 million related to accounts receivable, $21.5 million of warranty liability, and $2.4 million and $1.5 million in other assets, and inventory, respectively.
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
Investing Activities
For the six months ended June 30, 2025, net cash used investing activities was $10.3 million, which was attributable to the purchase of $15.4 million in property and equipment, offset by the proceeds from the sale of property and equipment of $5.1 million.
For the six months ended June 30, 2024, net cash used in investing activities was $4.5 million, which was primarily attributable to the purchase of property and equipment.
Financing Activities
For the six months ended June 30, 2025, net cash used in financing activities was $10.2 million, due to $40.0 million in payments on the Revolving Credit Facility, offset by $30.0 million in borrowings, and $0.3 million in taxes paid related to net share settled equity awards.
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
Although our market capitalization declined in the first quarter of 2025, we do not believe that it is more likely than not that the fair value of our single reporting unit is less than the carrying value. Throughout the second quarter of 2025, our stock price and market capitalization remained at levels that support this conclusion.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2025, there were no material changes in our market risk exposure. For a description of our analysis of quantitative and qualitative market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Insider Trading Arrangements
During the six months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	10-Q	8/6/2024	3.2
3.3	Second Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated February 20, 2025	10-K	2/25/2025	3.3
10.19*†	Offer Letter, dated May 13, 2025, by and between Bobbie King and Shoals Technologies Group, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	August 5, 2025	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	August 5, 2025	By:	/s/ Dominic Bardos
			Name:	Dominic Bardos
			Title:	Chief Financial Officer