Form 10-Q
period 2025-09-30
Shoals Technologies Group, Inc.
filed 2025-11-04
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 29, 2025, the registrant had 167,388,418 shares of Class A common stock and no shares of Class B common stock outstanding. This number excludes 3,908,387 shares held by the registrant as Treasury Stock.

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
•Existing electric utility industry, federal, state and municipal renewable energy and solar energy policies and regulations, including zoning and siting laws, and any subsequent changes, could present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products or harm our ability to compete;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$8,589	$23,511
Accounts receivable, net	117,464	78,181
Unbilled receivables	7,705	20,834
Inventory	60,350	55,977
Other current assets	7,085	9,849
Total Current Assets	201,193	188,352
Property, plant and equipment, net	49,187	28,222
Goodwill	69,941	69,941
Other intangible assets, net	35,395	41,083
Deferred tax assets	443,586	454,160
Right-of-use operating lease assets	47,079	1,786
Other assets	5,410	9,536
Total Assets	$851,791	$793,080

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$33,941	$20,032
Accrued expenses and other	27,281	12,541
Warranty liability—current portion	4,556	29,602
Deferred revenue	26,099	18,737
Total Current Liabilities	91,877	80,912
Revolving line of credit	126,750	141,750
Right-of-use operating lease liabilities	39,492	1,235
Warranty liability, less current portion	3,041	11,392
Other long-term liabilities	991	991
Total Liabilities	262,151	236,280
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 171,294,097 and 170,670,779 shares issued; 167,385,710 and 166,762,392 outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	490,879	483,550
Treasury stock, at cost, 3,908,387 shares as of September 30, 2025 and December 31, 2024, respectively	(25,272)	(25,331)
Retained earnings	124,031	98,579
Total stockholders' equity	589,640	556,800
Total Liabilities and Stockholders’ Equity	$851,791	$793,080
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$135,804	$102,165	$327,006	$292,221
Cost of revenue	85,552	76,789	207,412	190,388
Gross profit	50,252	25,376	119,594	101,833
Operating expenses
General and administrative expenses	29,423	18,743	74,180	60,733
Depreciation and amortization	2,158	2,109	6,433	6,411
Total operating expenses	31,581	20,852	80,613	67,144
Income from operations	18,671	4,524	38,981	34,689
Interest expense	(2,832)	(3,173)	(7,483)	(10,913)
Interest income	38	85	232	400
Gain (loss) on sale of assets	(7)	—	3,127	—
Income before income taxes	15,870	1,436	34,857	24,176
Income tax expense	(3,991)	(1,703)	(9,405)	(7,867)
Net income (loss)	$11,879	$(267)	$25,452	$16,309

Earnings (loss) per share of Class A common stock:
Basic	$0.07	$ (0.00)	$0.15	$0.10
Diluted	$0.07	$ (0.00)	$0.15	$0.10
Weighted average shares of Class A common stock outstanding:
Basic	167,369	167,318	167,206	169,190
Diluted	168,750	167,381	167,725	169,310

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

For the three and nine months ended September 30, 2025

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Amount		Shares	Amount
Balance at December 31, 2024	166,762,392	$2	$483,550	3,908,387	$(25,331)	$98,579	$556,800
Net loss	—	—	—	—	—	(282)	(282)
Equity-based compensation	—	—	2,661	—	—	—	2,661
Activity under equity-based compensation plan	—	—	(251)	—	—	—	(251)
Vesting of restricted / performance stock units	408,010	—	—	—	—	—	—
Balance at March 31, 2025	167,170,402	$2	$485,960	3,908,387	$(25,331)	$98,297	$558,928
Net income	—	—	—	—	—	13,855	13,855
Equity-based compensation	—	—	2,594	—	—	—	2,594
Activity under equity-based compensation plan	—	—	(29)	—	—	—	(29)
Vesting of restricted stock units	183,458	—	—	—	—	—	—
Excise taxes on treasury stock transactions	—	—	—	—	59	—	59
Balance at June 30, 2025	167,353,860	$2	$488,525	3,908,387	$(25,272)	$112,152	$575,407
Net income	—	—	—	—	—	11,879	11,879
Equity-based compensation	—	—	2,419	—	—	—	2,419
Activity under equity-based compensation plan	—	—	(65)	—	—	—	(65)
Vesting of restricted stock units	31,850	—	—	—	—	—	—
Balance at September 30, 2025	167,385,710	$2	$490,879	3,908,387	$(25,272)	$124,031	$589,640

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (continued)
(in thousands, except shares)
For the three and nine months ended September 30, 2024

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Amount		Shares	Amount
Balance at December 31, 2023	170,117,289	$2	$470,542	—	$—	$74,452	$544,996
Net income	—	—	—	—	—	4,774	4,774
Equity-based compensation	—	—	5,023	—	—	—	5,023
Activity under equity-based compensation plan	—	—	(816)	—	—	—	(816)
Vesting of restricted / performance stock units	303,020	—	—	—	—	—	—
Balance at March 31, 2024	170,420,309	$2	$474,749	—	$—	$79,226	$553,977
Net income	—	—	—	—	—	11,802	11,802
Equity-based compensation	—	—	4,087	—	—	—	4,087
Activity under equity-based compensation plan	—	—	(49)	—	—	—	(49)
Vesting of restricted / performance stock units	91,257	—	—	—	—	—	—
Repurchase of Class A common stock	(2,202,643)	—	(10,000)	2,202,643	(15,231)	—	(25,231)
Balance at June 30, 2024	168,308,923	$2	$468,787	2,202,643	$(15,231)	$91,028	$544,586
Net loss	—	—	—	—	—	(267)	(267)
Equity-based compensation	—	—	1,282	—	—	—	1,282
Activity under equity-based compensation plan	—	—	(305)	—	—	—	(305)
Vesting of restricted / performance stock units	93,236	—	—	—	—	—	—
Repurchase of Class A common stock	(1,705,744)	—	10,000	1,705,744	(10,100)	—	(100)
Balance at September 30, 2024	166,696,415	$2	$479,764	3,908,387	$(25,331)	$90,761	$545,196
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$25,452	$16,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,984	9,332
Amortization/write off of deferred financing costs	467	2,937
Gain on sale of asset	(3,127)	—
Equity-based compensation	7,674	10,392
Provision for obsolete or slow-moving inventory	1,090	1,505
Provision for warranty expense	256	15,203
Deferred taxes	10,574	8,184
Changes in assets and liabilities:
Accounts receivable	(39,283)	11,817
Unbilled receivables	13,129	26,344
Inventory	(5,463)	(14,555)
Other assets	2,465	(2,668)
Accounts payable	12,566	9,347
Accrued expenses and other	11,661	(10,707)
Warranty liability	(33,653)	(15,374)
Deferred revenue	7,362	(1,666)
Net Cash Provided by Operating Activities	21,154	66,400
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(25,879)	(6,862)
Proceeds from sale of property, plant and equipment	5,088	—
Net Cash Used in Investing Activities	(20,791)	(6,862)
Cash Flows from Financing Activities
Employee withholding taxes related to net settled equity awards	(344)	(1,170)
Payments on term loan facility	—	(143,750)
Proceeds from revolving credit facility	50,000	148,750
Repayments of revolving credit facility	(65,000)	(47,000)
Deferred financing costs	—	(2,638)
Repurchase of Class A common stock	—	(25,331)
Excise taxes on treasury stock transactions	59	—
Net Cash Used in Financing Activities	(15,285)	(71,139)
Net Decrease in Cash and Cash Equivalents	(14,922)	(11,601)
Cash and Cash Equivalents—Beginning of Period	23,511	22,707
Cash and Cash Equivalents—End of Period	$8,589	$11,106

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
Supplemental Cash Flows Information:	2025	2024
Cash paid for interest	$6,751	$13,452
Cash paid (refunded or received) for taxes	$(183)	$106
Non-cash investing and financing activities:
Purchased equipment not yet paid for	$1,343	$—
Right of use operating lease assets obtained in exchange for lease obligations	$46,168	$—
Right of use operating lease liabilities obtained in exchange for lease assets	$41,336	$—

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
As of September 30, 2025, the Company owns directly or indirectly five subsidiaries: Shoals Intermediate Parent Inc., Shoals Technologies Group, LLC, Shoals International, LLC, Shoals Energy Spain, S.L. and Shoals Energy Australia Pty Ltd.

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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, the condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of its operations and its cash flows for the three and nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Customer Concentrations
The Company had the following revenue concentration representing approximately 10% or more of revenue for the nine months ended September 30, 2025 and 2024 and related accounts receivable concentration as of September 30, 2025 and December 31, 2024:

	2025		2024
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	18.0%	26.1%	30.4%	19.0%
Customer B	13.2%	4.6%	9.2%	8.8%
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

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$117,960	$78,677
Less: allowance for credit losses	(496)	(496)
Accounts receivable, net	$117,464	$78,181

4.    Inventory
Inventory, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$61,906	$55,703
Work in process	2,876	2,316
Finished goods	267	2,415
Allowance for obsolete or slow-moving inventory	(4,699)	(4,457)
Inventory, net	$60,350	$55,977

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		September 30, 2025	December 31, 2024
Land	N/A	$610	$840
Building and land improvements	5-40	11,333	13,687
Machinery and equipment	3-5	22,274	19,959
Furniture and fixtures	3-7	2,861	2,705
Vehicles	5	125	125
Construction in progress		28,091	3,968
		65,294	41,284
Less: accumulated depreciation		(16,107)	(13,062)
Property, plant and equipment, net		$49,187	$28,222

Depreciation expense for the three months ended September 30, 2025 and 2024 was $1.5 million and $1.3 million, respectively. During the three months ended September 30, 2025 and 2024, $1.2 million and $1.1 million, respectively, of depreciation expense was allocated to cost of revenue and $0.3 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.
Depreciation expense for the nine months ended September 30, 2025 and 2024 was $4.3 million and $3.6 million, respectively. During the nine months ended September 30, 2025 and 2024, $3.6 million and $2.9 million, respectively, of depreciation expense was allocated to cost of revenue and $0.7 million, of depreciation expense was allocated to operating expenses in each period.

6.    Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2025. Goodwill totaled $69.9 million as of September 30, 2025 and December 31, 2024.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2025	December 31, 2024
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Backlog	1	600	600
Noncompete agreements	5	2,000	2,000
Total amortizable intangibles		102,200	102,200
Accumulated amortization:
Customer relationships		34,216	31,179
Developed technology		22,179	20,183
Trade names		7,810	7,155
Backlog		600	600
Noncompete agreements		2,000	2,000
Total accumulated amortization		66,805	61,117
Total other intangible assets, net		$35,395	$41,083
Amortization expense related to intangible assets amounted to $1.9 million for each of the three months ended September 30, 2025 and 2024, and $5.7 million for each of the nine months ended September 30, 2025 and 2024.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$6,993	$5,005
Accrued interest	524	259
Accrued rebates	4,429	3,058
Accrued professional fees	10,004	1,448
Other accrued expenses	5,331	2,771
Total accrued expenses and other	$27,281	$12,541
8.    Warranty Liability
General Warranty
The Company offers an assurance-type warranty for its products against manufacturer defects which does not contain a service element. For these assurance-type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of September 30, 2025 and December 31, 2024 our estimated general warranty liability was approximately $0.4 million and $1.1 million, respectively. The Company recorded total warranty expense related to general

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
warranty matters of zero and $0.3 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.9 million for the three and nine months ended September 30, 2024, respectively.
Wire Insulation Shrinkback Warranty
The Company has been notified by certain customers that a subset of wire harnesses used in its EBOS solutions is presenting unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s ongoing assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, the Company determined that a potential range of loss was both probable and reasonably estimable. The Company has continued to refine assumptions based on additional information obtained throughout the remediation process, and as of September 30, 2025, the estimate of potential losses remains unchanged from the estimate provided as of December 31, 2024. As no amount within the current range of loss appears to be a better estimate than any other amount, the Company recorded a warranty liability and related expense representing the low-end of the range of potential loss of $73.0 million. The high-end of the range of potential loss is $160.0 million, which is $87.0 million higher than the amount recorded. As of September 30, 2025 and December 31, 2024, the remaining estimated warranty liability related to this matter was $7.2 million and $39.9 million, respectively.
The estimated range, continues to be based on several assumptions, including the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, estimated failure rates, materials replacement cost, planned remediation method, inspection costs, and other various assumptions. Our wire insulation shrinkback warranty liability represents our best estimate of the range of expected losses at any given time. The Company may further increase or decrease, its estimated warranty liability from its current estimate based on available information. Such increase or decrease may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 13 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, and has not been considered in our estimate of the warranty liability as of December 31, 2024 or September 30, 2025.
The Company recorded zero and $13.3 million of warranty expense related to this matter for the three and nine months ended September 30, 2025 and 2024, respectively.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, is estimated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty liability, beginning of period	$19,785	$47,330	$40,994	$54,914
Warranty expense	—	13,809	256	15,203
Payments	(12,188)	(6,396)	(33,653)	(15,374)
Warranty liability, end of period	7,597	54,743	7,597	54,743
Less: current portion	4,556	34,743	4,556	34,743
Warranty liability, net of current portion	$3,041	$20,000	$3,041	$20,000

9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Revolving Credit Facility	$126,750	$141,750
Less: current portion	—	—
Long-term debt, net of current portion	$126,750	$141,750

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
As of September 30, 2025, the interest rate on the Revolving Credit Facility ranged from 7.10% to 7.43%, which represented SOFR plus 3.00%. As of September 30, 2025, there were $126.8 million of outstanding borrowings, $1.7 million of outstanding letters of credit, and $71.5 million of availability under the Revolving Credit Facility.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of September 30, 2025, the Company was in compliance with all the required covenants.

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
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) - basic and diluted	$11,879	$(267)	$25,452	$16,309
Denominator:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares of Class A common stock outstanding - basic	167,369	167,318	167,206	169,190
Effect of dilutive securities:
Restricted / performance stock units	1,381	63	519	120
Weighted average shares of Class A common stock outstanding - diluted	168,750	167,381	167,725	169,310

Earnings (loss) per share of Class A common stock - basic	$0.07	$ (0.00)	$0.15	$0.10
Earnings (loss) per share of Class A common stock - diluted	$0.07	$ (0.00)	$0.15	$0.10

11.    Equity-Based Compensation
2021 Long-Term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the nine months ended September 30, 2025, the Company granted 2,032,169 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs granted during 2025 have grant date fair values ranging from $3.26 to $6.05 per unit and vest ratably over 2 or 3 years, except director grants, which vest over 1 year.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Nine Months Ended September 30, 2025

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2024	1,842,356	$12.21
Granted	2,032,169	$4.49
Vested	(660,072)	$17.39
Forfeited	(198,236)	$7.84
Outstanding, September 30, 2025	3,016,217	$6.16

Performance Stock Units
During the nine months ended September 30, 2025, the Company granted an aggregate of 941,257 Performance Stock Units ("PSUs") to certain executives. The PSUs granted during 2025 cliff vest after 3 years upon meeting certain revenue and adjusted diluted EPS targets and contain a total shareholder return modifier which could increase or decrease the ultimate number of Class A common stock issued to the executives. The

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
PSUs were valued using the market value of the Class A common stock on the grant dates with values ranging from $4.59 to $5.34.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Nine Months Ended September 30, 2025

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2024	472,666	$18.77
Granted	941,257	$4.63
Vested	(37,678)	$14.43
Forfeited	(54,725)	$9.65
Outstanding, September 30, 2025	1,321,520	$9.20
The Company recognized equity-based compensation of $2.4 million and $1.3 million, respectively, for the three months ended September 30, 2025 and 2024 and $7.7 million and $10.4 million, respectively, for the nine months ended September 30, 2025 and 2024. As of September 30, 2025, the Company had $16.5 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 2.0 years.

12.    Stockholders’ Equity
Common Stock Economic and Voting Rights
Holders of Class A common stock are entitled to one vote per share. As of September 30, 2025, there were no shares of Class B common stock outstanding, and no shares of Class B common stock are currently issuable.
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
The Company did not repurchase any shares of its common stock under the Repurchase Program during the nine months ended September 30, 2025. As of September 30, 2025, the Company was authorized to repurchase up to $125.0 million of the Company's common stock under the Repurchase Program.

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

Intellectual Property Litigation

The 2023 IP Litigations. On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. The District Court actions seek injunctive relief and monetary damages. The District Court actions have been stayed pending the final disposition of the ITC investigation. On August 30, 2024, the Administrative Law Judge issued a Final Initial Determination finding that Voltage violated Section 337 of the Tariff Act of 1930, as amended, by importing infringing LYNX trunk bus products into the United States. However, on January 14, 2025, the ITC reversed the Administrative Law Judge’s Final Initial Determination and issued a Notice of a Commission Final Determination Finding No Violation of Section 337. The Company appealed the ITC’s decision to the Federal Circuit on February 11, 2025. The appeal is pending.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The 2025 IP Litigations. On January 9, 2025, the Company filed a patent infringement complaint at the ITC against Voltage. This complaint cites two new patents (the ‘375 and ‘376 Patents) that cover the Company’s BLA solutions. Also on January 9, 2025, the Company filed a complaint against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. These complaints seek injunctive relief and, in district court, damages for reasonable royalty and lost profits. These cases are pending. A bench trial on certain equitable defenses is scheduled for the first quarter of 2026. A jury trial to resolve any remaining matters is scheduled for the third quarter of 2026.
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

Wire Insulation Shrinkback Litigation

On October 31, 2023, the Company filed a complaint against Prysmian in the U.S. District Court for the Middle District of Tennessee, Nashville Division. The Company filed an amended complaint on December 4, 2024. The amended complaint alleges that the Company suffered damages caused by defective wire Prysmian sold to the Company from approximately 2019 through approximately 2022. The amended complaint alleges that the wire at issue in the litigation has presented unacceptable levels of wire insulation shrinkback. The amended complaint includes, among other causes of action, product liability, breach of contract, breach of warranty, indemnity, and negligence claims. Court-ordered mediation in this case is scheduled for late 2025.

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
captioned Oklahoma Police Pension and Retirement System v. Shoals Technologies Group, Inc. and Kissimmee Utility Authority Employees Retirement Plan v. Shoals Technologies Group, Inc.
On May 24, 2024, all of these cases were consolidated into one action captioned In re Shoals Technologies Group, Inc. Securities Litigation. Plaintiff Erste Asset Management GmbH has been appointed Lead Plaintiff. On December 9, 2024, Lead Plaintiff and plaintiff Kissimmee Utility Authority Employees’ Retirement Plan filed a consolidated complaint, and on February 4, 2025, Plaintiffs filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 18, 2025. Plaintiffs filed an opposition to the motion to dismiss on April 21, 2025. On September 30, the court issued its ruling on the motion to dismiss, granting it in part and denying it in part.
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
On March 26, 2025, another derivative shareholder action was filed against certain current and former officers and directors of the Company in the same court as the consolidated action, captioned Norman v. Whitaker, et al. The complaint asserts, among others, claims for violations of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment, all of which relate to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only. On April 11, 2025, the Norman action was consolidated with the action In re Shoals Technologies Group, Inc. Derivative Litigation. With the September 30, 2025 resolution of the motion to dismiss in the aforementioned securities class action litigation, this consolidated case will now proceed.
Although the Company intends to continue to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of the derivative litigation or determine the amount or range of potential losses associated with the lawsuit.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of September 30, 2025, the maximum potential payment obligation with regard to surety bonds was $25.5 million.

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

In the nine months ended September 30, 2025 and 2024, our effective tax rate for continuing operations was 27.0% and 32.5%, respectively. The difference between the effective tax rate and the statutory tax rate is primarily attributable to nondeductible compensation under Section 162(m) and discrete adjustments for RSU and PSU shortfalls. The change in our effective tax rate for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 was due to the increase of the discrete amounts for RSU and PSU shortfalls and an adjustment for a state tax refund.

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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
System solutions	$110,402	$78,587	$252,181	$222,937
Components	25,402	23,578	74,825	69,284
Total revenue	$135,804	$102,165	$327,006	$292,221

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

	Location on the Condensed Consolidated Balance Sheets	September 30, 2025	December 31, 2024
Billed accounts receivable	Accounts receivable, net	$108,248	$70,882
Retainage	Accounts receivable, net	$9,216	$7,299
Contract assets	Other assets	$133	$4,251
Unbilled receivables	Unbilled receivables	$7,705	$20,834
Deferred revenue	Deferred revenue	$26,099	$18,737
Accrued rebates	Accrued expenses and other	$4,429	$3,058

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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three and nine months ended September 30, 2025, $1.2 million and $13.3 million of deferred revenue recorded as of December 31, 2024 was recognized in revenue. During the three and nine months ended September 30, 2024, $3.4 million and $19.4 million, respectively, of deferred revenue recorded as of December 31, 2023 was recognized in revenue.
Accrued rebates are recorded based on sales volumes from agreed upon rebate terms. Rebates are typically paid after project completion and following the payment of all retainage.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$135,804	$102,165	$327,006	$292,221
Cost of revenue	85,552	76,789	207,412	190,388
Gross profit	50,252	25,376	119,594	101,833
Operating expenses
General and administrative expenses	29,423	18,743	74,180	60,733
Depreciation and amortization	2,158	2,109	6,433	6,411
Total operating expenses	31,581	20,852	80,613	67,144
Income from operations	18,671	4,524	38,981	34,689
Non-operating income/(expense) (1)	(2,801)	(3,088)	(4,124)	(10,513)
Income tax expense	(3,991)	(1,703)	(9,405)	(7,867)
Net income (loss)	$11,879	$(267)	$25,452	$16,309
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
Traditionally, and for the three and nine months ended September 30, 2025, we primarily sold our EBOS solutions and components and OEM components to customers in the United States. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt (“MW”) or greater (“utility-scale solar”). These EPCs work with owners and developers of solar assets to build solar energy projects. However, given the mission critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner/developer of the solar energy project. We are proud of the breadth of EPCs we have worked with. We believe that as of September 30, 2025, we have worked with 14 of the top 15 U.S. solar EPCs, per Wood Mackenzie data from 2022-2024.

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
We derived 77.1% of our revenue from the sale of system solutions for the nine months ended September 30, 2025. For the same period, we derived substantially all of our revenue from customers in the U.S. As of September 30, 2025, we had $720.9 million of backlog and awarded orders, backlog of $297.8 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $423.1 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of September 30, 2025, we believe approximately $297.8 million of backlog and $277.1 million of awarded orders have delivery dates in the next twelve months. Additionally, more than 11.5% of our September 30, 2025 backlog and awarded orders related to international projects. As of September 30, 2025, backlog and awarded orders increased by 21.0% relative to the same date last year and increased by 7.4% relative to June 30, 2025.

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
Beginning in March 2025, the current U.S. Presidential Administration (the “Administration”) unveiled broad actions related to tariffs with global trading partners. Subsequently, the Administration has imposed a series of significant tariffs, including a 10% tariff on most imports from other trading partners, as well as additional reciprocal tariffs on specific countries. Administration activity related to changes in tariff percentages and qualifying products, including active negotiations with trading partners and internal trade policy development, is ongoing. Future changes in tariff policies are possible. The Administration’s imposition of tariffs has led to retaliatory tariffs and tariff countermeasures, and the Administration and U.S. trading partners have threatened further restrictions on trade.
As a result, the global trade environment has experienced extreme uncertainty and volatility and is rapidly evolving. In recent years, we have expanded our domestic capabilities, supply chain resiliency, and manufacturing capacity, which helps offset some of the volatility we face due to trade policies and regulations.

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

We also continue to monitor the condition of our supply chain and evaluate our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations. During the period ended September 30, 2025, we continued to monitor and optimize our inventory levels.

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
U.S. Government Shutdown

The U.S. federal government’s new fiscal year began October 1, 2025, without the passage of appropriation acts or a continuing resolution (“CR”) and the government began its shutdown procedures, to include furloughing government civilian employees. It is unclear at this time when either a CR or appropriations act will be enacted. Federal agencies have published guidance for identifying those functions that may continue to be carried out in the absence of available appropriations. At this time, we do not anticipate the shutdown as having a material effect on our business. However, we are closely monitoring the known and potential impact of any short-term or extended shutdown.

Other Macroeconomic Pressures

Global inflationary pressures persisted during the first three quarters of 2025 and are expected to persist to a lesser extent during the remainder of 2025; however, the impact of inflation remains uncertain for the rest of 2025. Interest rates have remained generally higher when compared to historical rates, causing the interest rates associated with our Senior Secured Credit Agreement to be generally higher; however, interest rates did decline from their historically high levels during the course of 2024. Should interest rates rise, when combined with the implications of higher government deficits and debt, evolving monetary policy, political instability, and volatility and uncertainty in global trade, the Company’s costs for accessing capital are uncertain and may rise during our forecasted period.

Our ability to obtain the raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, remained challenging during the first three quarters of 2025, complicated by volatility in government policies and regulation concerning trade and ongoing political conflict. While the Company does not directly source a significant amount of raw materials from Europe, the Russia-Ukraine war has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist as challenges and conflicts remain in 2025.

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
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of our full-time employees increased from 165 to 186 from September 30, 2024 to September 30, 2025, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
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
Income Tax Expense
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024			2025	2024
Revenue	$135,804	$102,165	$33,639	32.9%	$327,006	$292,221	$34,785	11.9%
Cost of revenue	85,552	76,789	8,763	11.4%	207,412	190,388	17,024	8.9%
Gross profit	50,252	25,376	24,876	98.0%	119,594	101,833	17,761	17.4%
Operating expenses
General and administrative expenses	29,423	18,743	10,680	57.0%	74,180	60,733	13,447	22.1%
Depreciation and amortization	2,158	2,109	49	2.3%	6,433	6,411	22	0.3%
Total operating expenses	31,581	20,852	10,729	51.5%	80,613	67,144	13,469	20.1%
Income from operations	18,671	4,524	14,147	312.7%	38,981	34,689	4,292	12.4%
Interest expense	(2,832)	(3,173)	(341)	(10.7)%	(7,483)	(10,913)	(3,430)	(31.4)%
Interest income	38	85	(47)	(55.3)%	232	400	(168)	(42.0)%
Gain (loss) on sale of assets	(7)	—	(7)	100.0%	3,127	—	3,127	100.0%
Income before income taxes	15,870	1,436	14,434	1005.2%	34,857	24,176	10,681	44.2%
Income tax expense	(3,991)	(1,703)	2,288	134.4%	(9,405)	(7,867)	1,538	19.6%
Net income (loss)	$11,879	$(267)	$12,146	4549.1%	$25,452	$16,309	$9,143	56.1%

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue
Revenue increased by $33.6 million, or 32.9%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, driven by increased volume of products produced to meet utility scale solar project demands.

Cost of Revenue and Gross Profit
Cost of revenue increased by $8.8 million, or 11.4%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, driven by the increase in revenue. Gross profit as a percentage of revenue was 37.0% during the three months ended September 30, 2025, and 24.8% during the three months ended September 30, 2024. The increase in gross profit as a percentage of revenue was driven by an additional $13.3 million of expense for wire insulation shrinkback warranty expense recorded in the prior year.

Operating Expenses
General and Administrative
General and administrative expenses increased $10.7 million, or 57.0%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in general and administrative expenses was the result of a $5.7 million increase in general legal expenses for wire insulation shrinkback, intellectual property, and shareholder litigation matters along with a $3.5 million increase in expenses related to cash and stock-based incentive compensation.

Depreciation and Amortization
Depreciation and amortization expenses increased by less than $0.1 million, or 2.3%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Levels of intangible assets and property, plant, and equipment associated with operating expenses remained consistent period over period.

Interest Expense
Interest expense, decreased by $0.3 million, or 10.7%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This decrease was due to a decrease in the total weighted average outstanding balance of the Revolving Credit Facility during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and decreases in the federal funds effective rate as compared to the prior period.

Income tax expense
Income tax expense totaled $4.0 million for the three months ended September 30, 2025, as compared to income tax expense of $1.7 million for the three months ended September 30, 2024. Our effective income tax rate for the three months ended September 30, 2025 and 2024 was 25.1% and 118.6%, respectively. The change in our effective income tax rate was due to various discrete items, particularly RSU and PSU shortfalls and changes in return to provision adjustments, during the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue
Revenue increased by $34.8 million, or 11.9%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, driven by increased volume of products produced to meet utility scale solar project demands.

Cost of Revenue and Gross Profit
Cost of revenue increased by $17.0 million, or 8.9%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, driven by the increase in revenue and increased costs of materials. Gross profit as a percentage of revenue was 36.6% during the nine months ended September 30, 2025, and 34.8% during the nine months ended September 30, 2024. The increase in gross profit as a percentage of revenue was driven by an additional $13.3 million of expense for wire insulation shrinkback warranty expense recorded in the prior year along with some strategic pricing actions, volume discounts, and customer and product mix.

Operating Expenses
General and Administrative
General and administrative expenses increased $13.4 million, or 22.1%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase in general and administrative expenses was the result of a $7.7 million increase in general legal expenses for wire insulation shrinkback, intellectual property, and shareholder litigation matters along with an increase of $3.5 million in expenses related to incentive compensation.

Depreciation and Amortization
Depreciation and amortization expenses increased by less than $0.1 million, or 0.3%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Levels of intangible assets and property, plant, and equipment associated with operating expenses remained consistent period over period.

Interest Expense
Interest expense, decreased by $3.4 million, or 31.4%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This decrease was due to a decrease in the total weighted average outstanding balance of the Term Loan Facility and Revolving Credit Facility during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as well as a decrease in borrowing rates applicable to the Senior Secured Credit Agreement and decreases in the federal funds effective rate as compared to the prior period.

Gain on sale of asset
Gain on sale of asset increased $3.1 million from the previous period due to the sale of owned land and building assets to consolidate operations into new facilities.

Income tax expense
Income tax expense totaled $9.4 million for the nine months ended September 30, 2025, as compared to income tax expense of $7.9 million for the nine months ended September 30, 2024. Our effective income tax rate for the nine months ended September 30, 2025 and 2024 was 27.0% and 32.5%, respectively. The change in our effective income tax rate was due to various discrete items, particularly RSU and PSU shortfalls and a state tax refund, during the nine months ended September 30, 2025.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus wire insulation shrinkback expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income plus/(minus) (i) interest expense, (ii) interest income, (iii) income tax expense, (iv) depreciation expense, (v) amortization of intangibles, (vi) equity-based compensation, (vii) gain on sale of asset (viii) wire insulation shrinkback expenses, (ix) wire insulation shrinkback litigation expenses, and (x) plant optimization expenses. We define Adjusted Net Income as net income plus (i) amortization of intangibles, (ii) amortization / write-off of deferred financing costs, (iii) equity-based compensation, (iv) gain on sale of asset (v) wire insulation shrinkback expenses, (vi) wire insulation shrinkback litigation expenses, and (vii) plant optimization expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period.
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
Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$135,804	$102,165	$327,006	$292,221
Cost of revenue	85,552	76,789	207,412	190,388
Gross profit	$50,252	$25,376	$119,594	$101,833
Gross profit percentage	37.0%	24.8%	36.6%	34.8%

Wire insulation shrinkback expenses (a)	$—	$13,298	$—	$13,765
Adjusted gross profit	$50,252	$38,674	$119,594	$115,598
Adjusted gross profit percentage	37.0%	37.9%	36.6%	39.6%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$11,879	$(267)	$25,452	$16,309
Interest expense	2,832	3,173	7,483	10,913
Interest income	(38)	(85)	(232)	(400)
Income tax expense	3,991	1,703	9,405	7,867
Depreciation expense	1,466	1,254	4,296	3,643
Amortization of intangibles	1,909	1,897	5,710	5,689
Equity-based compensation	2,421	1,282	7,675	10,392
(Gain) loss on sale of asset	7	—	(3,127)	—
Wire insulation shrinkback expenses (a)	—	13,298	—	13,765
Wire insulation shrinkback litigation expenses (b)	6,831	2,278	11,906	4,499
Plant optimization expenses (c)	676	—	676	—
Adjusted EBITDA	$31,974	$24,533	$69,244	$72,677

Reconciliation of Net Income to Adjusted Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$11,879	$(267)	$25,452	$16,309
Amortization of intangibles	1,909	1,897	5,710	5,689
Amortization / write-off of deferred financing costs	156	156	467	2,937
Equity-based compensation	2,421	1,282	7,675	10,392
(Gain) loss on sale of asset	7	—	(3,127)	—
Wire insulation shrinkback expenses (a)	—	13,298	—	13,765
Wire insulation shrinkback litigation expenses (b)	6,831	2,278	11,906	4,499
Plant optimization expenses (c)	676	—	676	—
Tax impact of adjustments (d)	(2,880)	(4,709)	(5,594)	(9,209)
Adjusted Net Income	$20,999	$13,935	$43,165	$44,382
(a)    For the three and nine months ended September 30, 2025, represents no wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, nor any inventory write-downs of wire in connection with wire insulation shrinkback. For the three and nine months ended September 30, 2024, represents (i) $13.3 million of wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, (ii) zero and $0.5 million, respectively, of inventory write-downs of wire in connection with wire insulation shrinkback. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 8 - Warranty Liability, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(b)    For the three and nine months ended September 30, 2025, represents $6.8 million and $11.9 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. For the three and nine months ended September 30, 2024, represents $2.3 million and $4.5 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.

(c) For the three and nine months ended September 30, 2025, represents $0.7 million of expenses incurred in connection with actions taken to consolidate our operations into a newly constructed facility, including items such as professional fees, relocation, facility set-up and other costs. We believe excluding expenses from these events provides investors with a better view of the operating performance of our business and allows for comparability through periods.
(d)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes. Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax. The adjustment to the provision for income tax reflects the effective tax rates below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	0.6%	1.0%	0.6%	0.9%
State and local taxes (net of federal benefit)	2.4%	2.9%	2.4%	2.8%
Effective income tax rate for Adjusted Net Income	24.0%	24.9%	24.0%	24.7%
Calculation of Adjusted Diluted Earnings per Share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Diluted weighted average shares outstanding	168,750	167,381	167,725	169,310

Adjusted Net Income	$20,999	$13,935	$43,165	$44,382
Adjusted Diluted EPS	$0.12	$0.08	$0.26	$0.26

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
We generated cash from operating activities of $21.2 million during the nine months ended September 30, 2025, as compared to cash provided by operating activities of $66.4 million during the nine months ended September 30, 2024. As of September 30, 2025, our cash and cash equivalents were $8.6 million, a decrease from $23.5 million as of December 31, 2024. As of September 30, 2025 we had outstanding borrowings of $126.8 million, a $15.0 million decrease from outstanding borrowings of $141.8 million as of December 31, 2024. As of September 30, 2025, we also had $71.5 million available for additional borrowings under our $200.0 million Revolving Credit Facility.
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
The Company did not repurchase any shares of its common stock under the Repurchase Program during the nine months ended September 30, 2025. As of September 30, 2025, the Company was authorized to repurchase up to $125 million of the Company’s common stock under the Repurchase Program.
During the nine months ended September 30, 2025, we also used approximately $32.6 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. We expect to continue spending significant amounts of cash in connection thereof. For more information, see Note 8 - Warranty Liability in our condensed consolidated financial statements.

	Nine Months Ended September 30,
	2025	2024
Net Cash Provided by Operating Activities	$21,154	$66,400
Net Cash Used in Investing Activities	(20,791)	(6,862)
Net Cash Used in Financing Activities	(15,285)	(71,139)
Net Decrease in Cash and Cash Equivalents	$(14,922)	$(11,601)

Operating Activities
For the nine months ended September 30, 2025, cash provided by operating activities was $21.2 million, primarily due to operating results that included $25.5 million of net income, which included $26.9 million of non-cash expense, along with cash inflows in unbilled receivables of $13.1 million, accounts payable of $12.6 million, accrued expenses of $11.7 million, deferred revenue of $7.4 million, and other assets of $2.5 million. These cash inflows were offset by cash outflows of $39.3 million related to accounts receivable, $33.7 million of warranty liability, and $5.5 million in inventory.
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
Investing Activities
For the nine months ended September 30, 2025, net cash used investing activities was $20.8 million, which was attributable to the purchase of $25.9 million in property and equipment, offset by the proceeds from the sale of property and equipment of $5.1 million.
For the nine months ended September 30, 2024, net cash used in investing activities was $6.9 million, which was primarily attributable to the purchase of property and equipment.
Financing Activities
For the nine months ended September 30, 2025, net cash used in financing activities was $15.3 million, due to $65.0 million in payments on the Revolving Credit Facility, offset by $50.0 million in borrowings, and $0.3 million in taxes paid related to net share settled equity awards.

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
Although our market capitalization declined in the first quarter of 2025, we do not believe that it is more likely than not that the fair value of our single reporting unit is less than the carrying value. Throughout the second and third quarters of 2025, our stock price and market capitalization remained at levels that support this conclusion.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2025, there were no material changes in our market risk exposure. For a description of our analysis of quantitative and qualitative market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of the material factors that affect our business, financial condition or results of operations, please see the risk factors disclosed in our 2024 Form 10-K and the other information set forth in this Form 10-

Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Insider Trading Arrangements
During the nine months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Shoals Technologies Group, Inc.

Date:	November 4, 2025	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	November 4, 2025	By:	/s/ Dominic Bardos
			Name:	Dominic Bardos
			Title:	Chief Financial Officer