Form 10-K
period 2025-12-31
Shoals Technologies Group, Inc.
filed 2026-02-24
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-39942

Shoals Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		85-3774438
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1500 Shoals Way	Portland	Tennessee	37148
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code)	(615)	451-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 Par Value	SHLS	Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $501.5 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and by each person who owns 10% or more of the outstanding common stock as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2026, the registrant had 167,450,324 shares of Class A common stock and zero shares of Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.
ii

iii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; expectations regarding the utility-scale solar market and battery energy storage systems (“BESS”) market; project delays; regulatory environment; the effects of competitive dynamics, volume discounts and customer mix in our key markets; pipeline and orders; business strategies, plans and expectations; sales and marketing goals; technology developments; financing and investment plans; warranty and liability accruals and estimates of loss or gains; estimates of potential loss related to the wire insulation shrinkback matter (as defined below); litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback litigation; potential growth opportunities, including opportunities associated with our entry into new markets; production and capacity at our plants; and potential repurchases under the Company’s Repurchase Program (as defined below). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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

Item 1. Business
Unless the context otherwise requires or unless otherwise stated, references to “we,” “us,” “our,” “Shoals,” the “Corporation,” the “Company” and other similar references refer to Shoals Technologies Group, Inc., a Delaware corporation, and, unless otherwise stated, all of its consolidated subsidiaries. Shares of our Class A common stock trade on the Nasdaq Global Market under the symbol, “SHLS”.

Overview

Shoals Technologies Group is a leading design-engineering company and manufacturer of advanced electrical infrastructure solutions for mission‑critical applications across solar photovoltaic (PV), BESS, and data center power systems. Our solutions also support original equipment manufacturers (“OEMs”). Since its founding in 1996, the Company has introduced innovative technologies and systems solutions that allow its customers to substantially increase installation efficiency and safety while improving system performance and reliability at scale.

In the solar industry, electrical infrastructure is referred to as electrical balance of systems (EBOS). EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels or stored by a BESS solution to an inverter and ultimately to the power grid. We refer to complete EBOS solutions that use products manufactured by us, typically in connection with the design and specification of an entire EBOS system, as “system solutions”. When we sell one of our patented system solutions, we work closely with our customers to design, specify and engineer a complete EBOS solution tailored to their project. The result is a customized system that maximizes reliability and energy production while minimizing cost and accelerating installation.

We also provide technical support during installation and the transition to operations and maintenance. Given the custom nature of both our system solutions and individual components and the long development cycle for solar energy and BESS projects, we typically have 12 months or more of lead time to quote, engineer, produce and ship orders we receive, and we do not stock large amounts of finished goods. We believe our system solutions are unique in our industry because they integrate design and engineering support, proprietary components and innovative installation methods into a single offering. Since electrical infrastructure is the backbone of a solar or BESS project, we believe our products play a mission-critical role in the quality, safety, reliability, and efficiency of energy projects, which we believe are key factors customers consider when selecting EBOS solutions.

We have a focus in two end-markets: (1) clean, grid connected energy and (2) data center + mission-critical electrical infrastructure. This market diversification seeks to capitalize on the growing global demand for energy and the need to accelerate electrification.

The Energy Opportunity

The energy landscape has changed drastically over the last decade. Solar now accounts for the majority of new generation being brought onto the grid, BESS has evolved from a “nice to have” into a necessity co-located with utility solar projects, and specialized labor shortages have become more prevalent. In addition, we are seeing an acceleration of artificial intelligence (AI) adoption, driving an unprecedented increase in energy demand as each new data center gets built. While this phenomenon grows, constraints on grid capacity and interconnection remain, causing hyperscalers to rethink their energy strategy. Increasingly, those hyperscalers are building their own power plants alongside their data warehouses, making scalability, quality and speed-to-deployment critical considerations.

Our Solutions

Solar
We offer a full range of EBOS solutions to meet the needs of domestic and international utility scale solar projects, commercial, community and industrial (“CC&I”) projects, and other customers as an OEM of solar components.

Our solutions include homeruns, interconnection and extension solutions, combiners and recombiners, load break disconnects and transition solutions, wireless performance monitoring systems, and solar OEM components. Critical to our solar solution suite of products is our Big Lead Assembly (“BLA”) trunk bus , which introduced a foundational shift in solar project design, simplifying construction while improving safety and reliability. We have eliminated the need for individual wire runs from each string of a solar panel to combiner boxes. Our products connect multiple strings within each row of a solar field using specialized wire harnesses with integrated fuses. These harnesses are connected to a proprietary above-ground aluminum feeder cable which is the BLA. The BLA and the integration of fuses dramatically reduces the number of wire runs required compared to other infrastructures and eliminates the need for combiner boxes. Our patented design includes connection points that incorporate a double molding system, permanently sealing out any moisture or particulates that would otherwise compromise the system. BLA delivers meaningful value to our customers which includes:

•cost savings by leveraging aluminum, which is often 80% less expensive than copper;
•above ground installation, which eliminates the need for conduits, trenching, environmental issues, and difficult maintenance;
•installation designed for general labor, minimizing the need for licensed electricians;
•reduction in the overall number of wire runs by up to 95%;
•elimination of combiner boxes, which speeds installation, lowers material and shipping costs, reduces the number of failure points, and is beneficial to the environment as less copper, aluminum, and plastics are consumed;
•lower maintenance costs over time; and
•increased energy generation enabled by reduced electrical resistance.

Battery Energy Storage and Data Center Solutions

Shoals has expanded our EBOS offerings to support the growing deployment of BESS, leveraging its established experience in large-scale solar infrastructure and DC power architectures. As energy storage becomes increasingly integral to renewable generation, grid stability, and system resilience, Shoals’ custom, semi-custom & standardized energy storage infrastructure solutions are designed to support efficient integration, scalability, and long-term operational performance across solar-plus-storage, standalone storage and data center projects.

A core component of Shoals’ BESS portfolio is the Recombiner platform. It is energy input agnostic and enables the aggregation of multiple DC inputs from solar arrays, battery storage systems, and other DC microgrid components into a single DC output, allowing batteries to charge and discharge consistent power to the grid. This system-level approach supports DC-coupled architectures and provides flexibility as battery technologies evolve, allowing customers to adapt system designs over time without significant infrastructure changes. By reducing inverter counts and shifting labor-intensive electrical work from the field to a controlled manufacturing environment, the Recombiner contributes to improved installation efficiency, enhanced system reliability, and reduced operational complexity.

Consistent with Shoals’ “Inventing Simple” philosophy, our BESS solutions are designed to meet evolving customer challenges, offering:

•    configurable and modular design to adapt to project-specific needs, giving developers confidence in every system layout;
•    Simplified project layouts with fewer required materials and components, up to 75% reduction in number of inverters needed on a project;
•    accelerated installation with consolidated DC inputs and plug-and-play, easy-to-connect components;
•    enhanced safety for critical infrastructure and maintenance personnel;
•    high-quality construction reducing risks with fewer points of failure and delivering reliable power for a secure operating environment; and
•    modular, high-input design supports future site expansion and augmentation

Shoals’ broader BESS offerings include prefabricated wiring systems, disconnect switches, and multi-load break disconnect solutions, designed to improve safety, reduce field variability, and support resilient system operation. These solutions emphasize standardization and repeatability, which are increasingly important as storage deployments scale and projects face workforce, schedule, and long-term maintenance considerations.

Data centers represent an emerging application for Shoals’ DC power and BESS expertise. As data center operators integrate energy storage to support resilience, manage load growth, and mitigate grid constraints, Shoals’ experience in DC power distribution and system-level EBOS design positions the company to address these requirements. In addition to the BESS Recombiner, the company is actively evaluating and developing additional offerings tailored to data center power systems, consistent with its strategy to extend proven EBOS platforms into adjacent mission-critical infrastructure markets.

Sales and Marketing Strategy

On a global scale, demand for renewable energy solutions, energy storage capabilities, and electrical infrastructure continues to grow. In response, we have introduced a suite of products and continue to develop new technologies tailored to meet these evolving needs. We believe our track record as an innovator and leading developer of EBOS technologies positions us to deliver tailored solutions that enhance performance and cost-effectiveness across solar, energy storage, and data center projects. By expanding into new geographic regions, markets, and applications, we aim to strengthen our competitive position and drive long-term growth.

Our value proposition is delivering solutions that simplify installation and lower installation costs, improve safety and reliability, extend asset life, and reduce long-term maintenance costs. We use a range of marketing strategies, including direct marketing campaigns, white papers, independent third-party studies, thought-leadership content, social media, and participation in industry conferences and events.

Our sales process is a highly consultative approach that involves working with developers, engineers, EPCs, subcontractors, and OEM firms. We work collaboratively with all project stakeholders to understand the complexities and goals of each project to ensure continuity throughout the decision-making process. This involves us collaborating on site design, product selection, value engineering and optimization. Our project management team supports the process after a sale is completed by providing the customer submittals for approval, real-time shipping information, and any additional items that may be needed to complete the installation and commissioning. Our customer care continues after a project’s completion, with our team providing technical and maintenance support for the life of the project. We believe that our consultative top-down and bottom-up approach fosters brand loyalty with all stakeholders and results in customer retention.

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

Our Customers

Traditionally, and for the year ended December 31, 2025, we primarily sold our EBOS solutions and OEM components to customers in the United States, while also fulfilling orders for international utility-scale solar projects. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar and BESS projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt or greater. These EPCs work with owners and developers of solar assets to build energy infrastructure projects. However, given the mission-critical nature of EBOS (as further described below), the decision to use our products typically involves input from both the EPC and the owner/developer of the energy infrastructure energy project.

For the year ended December 31, 2025, our largest customer contributed approximately 19.1% of our total revenue and was one of two customers contributing 10% or greater of total revenue.

Competition

Our offerings are highly specialized and patented products that are specific to the solar industry. The unique expertise required to design EBOS, BESS, data center, and OEM solutions, as well as customers’ reluctance to try unproven products, has confined the number of companies that produce such EBOS, BESS and OEM products to a relatively small number. Our principal competitors include Construction Innovation, Hikam America, Inc., Nextpower Inc. (via acquisition of Bentek), Premier PV, TerraSmart, LLC (formerly SolarBOS, Inc.), and Voltage, LLC. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, packaging and transportation, and training and customer support, as well as the ability to provide system solutions rather than individual components.

Seasonality

We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business. Our end users’ ability to install energy systems is affected by weather, as installation and construction projects slow during the colder winter months in the U.S. Such installation delays can impact the timing of orders for our products.

Manufacturing

Our manufacturing facilities are located in Tennessee and Alabama. Our Alabama facility is Internation Organization for Standardization 9001:2015 certified. In 2025, we invested substantial capital as part of the process to expand and consolidate our existing Tennessee-based manufacturing and distribution operations to a new, larger facility in Portland, Tennessee. During the second half of 2025, we received a certificate of occupancy, and began to move operations to the new facility.

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

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S., confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2025, we had 25 U.S. trademark registrations, 3 pending U.S. trademark applications, 39 issued U.S. patents, 4 issued non-U.S. patents, and 49 global patent applications pending examination. Many of our patents relate to more efficient electrical wiring and power transmission from solar panels to power inverters at solar installations. Our current U.S. issued patents are scheduled to expire from 2031 to 2043. The majority of our issued U.S. patents are not set to expire until 2035 or later. When patents expire, we lose the protection and competitive advantages they provide, which could negatively impact our operating results; however, we continue to pursue further intellectual property protection through U.S. and foreign patent applications, non-disclosure agreements, and under trade secret laws.

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

Government Regulation

Environmental Laws and Regulations

We are subject to standard environmental, health and safety, and pollution‑control laws and regulations in the jurisdictions where we operate. We do not believe the costs of complying with these requirements will be material to our business or operations. While certain facilities may involve limited use or handling of regulated substances in connection with product development, testing, or manufacturing, these activities are not a significant part of our operations. Any failure to properly manage or address such materials, however limited, could expose us to liabilities, remediation obligations, monetary damages, fines, or operational disruptions.

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

The 2022 Inflation Reduction Act (“IRA”) in the U.S. made significant changes to the tax credit regime that applies to solar facilities. The IRA allowed U.S. taxpayers making capital investments in solar projects to claim certain Investment Tax Credits (“TC”) for the installation of these solar projects. The IRA also generally allowed U.S. taxpayers to elect to receive a production tax credit (“PTC”) in lieu of the TC for qualified solar facilities if the construction began before January 1, 2025, among other requirements. In the case of projects placed in service after 2024, each of the TC and PTC was replaced by similar “technology neutral” tax credit incentives that mimic the TC and PTC but also require that projects satisfy a “zero greenhouse gas emissions” standard (which solar does) in order to qualify for the credits.

In 2025, H.R. 1, the One Big Beautiful Bill Act, was enacted into law. H.R.1 modified aspects of the IRA. These changes included a placed in service deadline, for solar and wind projects, of December 31, 2027 and updated compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions of Section 48E of the Internal Revenue Code. Additional guidance around FEOC provisions is still forthcoming and expected to be finalized in 2026. Future federal solar and energy incentives remain uncertain.

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

Our Human Capital and Culture

As of December 31, 2025, we had approximately 1,480 full-time and temporary employees. The vast majority of our employees are located in the United States.

We foster a collaborative, team-oriented culture that values open communication and candor among all our employees. We also focus on listening, learning, and responding to our employees’ concerns to help ensure that we can provide a world-class workplace today and into the future. Our goal is to cultivate a company culture where everyone feels welcomed, valued, treated fairly and respected. We consider these elements crucial to our pursuit of operational excellence and lead to success. We actively seek individuals who share our passion, dedication and entrepreneurial mind set to contribute to a dynamic work environment.

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

We encourage our leaders to provide continuous guidance and feedback to our employees. We believe it is the responsibility of every person in a position of leadership – be it a team lead, supervisor, or manager – to serve as a resource and support for each of our team members.

Compensation and Benefits

We provide a comprehensive suite of rewards and benefits. Our benefits program is designed to provide coverage for our employees’ overall health and wellbeing. Our program includes medical and dental coverage, life, and disability insurance. We also offer retirement saving plans through our 401(k) plan, which is available to all full-time employees on their hire date.

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

Item 1A. Risk Factors
You should carefully consider the following discussion of significant factors, events and uncertainties in evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. The risks described below could materially and adversely affect our business, operating results, liquidity and financial condition. Although we believe we have identified and discussed the principal risks affecting our business, these risk factors may not be exhaustive, and additional risks and uncertainties—whether currently known or unknown, or not presently considered material—could also have a material adverse effect on our business, results of operations or financial condition in the future. In addition to the current and potential trade and tariff policies and their effects on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects of such policies could give rise to, or exacerbate, the risks described herein.

Risks Related to Our Business and Our Industry

If demand for solar energy projects diminishes, we may not be able to grow, and our financial results, business and prospects could be materially adversely impacted.

A significant portion of our business continues to be derived from solar energy projects, and our future success performance remains closely tied to demand for solar energy solutions and the timing of project development and execution. The solar industry has historically been cyclical and subject to periods of slowed sector-wide growth and project delays. In 2023 and 2024, the domestic utility-scale solar market experienced meaningful project delays that pushed execution beyond originally expected timelines and reduced near-term demand for our products.

Demand for solar energy projects may be adversely affected by a variety of factors, many of which are outside of our control, including permitting and interconnection challenges; project financing conditions; lingering uncertainty regarding U.S. energy and trade policy frameworks, potential changes the IRA to solar projects; supply chain constraints; anti-dumping and countervailing duty matters, and broader macroeconomic conditions. Delays or cancellations of solar projects can negatively impact our results due to the long lead times, customized engineering, and project-specific nature of our solutions.

While we have expanded our offerings to support BESS, data center and other adjacent mission-critical energy infrastructure markets, these markets are at varying stages of development and adoption, and their growth may not offset declines or delays in solar project activity on the timing or scale we expect. Increased demand from emerging applications, including energy storage and data center infrastructure driven by artificial intelligence and grid constraints, as well as emerging and developing global economies, may take years to materialize and is subject to market acceptance, regulatory developments, customer investment decisions and our ability to successfully position and scale our solutions in those markets. There is no assurance that such opportunities, or our ability to benefit from them, will materialize.

Our future performance depends in part on the pace and scale of development of new power-consuming facilities, including data centers, and on market acceptance of emerging technologies such as artificial intelligence. If these opportunities do not develop as we expect, if their timing or growth rate is slower than anticipated, or if we are unable to effectively position our solutions to meet these opportunities, our growth and results of operations could be adversely affected.

The solar industry remains subject to demand volatility, and our ability to forecast future performance is complicated by the evolving and competitive nature of the market and recent project delays. Demand for solar energy projects may be affected by factors largely outside of our control, including the relative cost, reliability and performance of solar energy systems compared to conventional and other renewable energy sources; the availability and scope of government subsidies and incentives; energy commodity prices; levels of customer investment, particularly during periods of economic uncertainty; and the emergence or increased support of alternative energy technologies.

If demand for solar energy projects remains weak or projects continue to be delayed, and if our product offering expansion efforts do not develop as expected or on anticipated timelines, demand for our products could decline, which could materially adversely affect our business, financial condition, results of operations and prospects.

If we fail to accurately estimate the potential losses related to the wire insulation shrinkback matter, or fail to recover the costs and expenses incurred by us from the supplier, our profit margins, financial results, business and prospects could be materially adversely impacted.

As previously disclosed, the Company was notified by certain customers that a subset of wire harnesses used in its EBOS solutions presented unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of available information obtained throughout the remediation process, the Company determined that a potential loss was both probable and reasonably estimable and has continued to refine its assumptions based on additional information obtained throughout the remediation process. Based on the Company’s continued analysis of information available as of the date of this Annual Report on Form 10-K, the estimate of potential losses is $73.0 million. The estimated liability is based on several assumptions. As additional information becomes available, which may include additional reports of wire insulation shrinkback at previously affected and reported solar projects or at projects not previously reported or otherwise identified, the Company may increase its estimated warranty liability from its current estimate, and such increase may be material.

Our warranty liability for this matter is based on several assumptions, including estimated failure rates, the potential magnitude of engineering, procurement and construction firms’ labor cost to identify and perform the repair and replacement of impacted harnesses, materials replacement cost, planned remediation method, and inspection costs. We do not have a long history of making assumptions relating to warranties. As a result, these assumptions could prove to be materially different from our current estimate, causing us to incur substantial unanticipated expenses to identify, repair or replace the defective wire or to compensate customers. Additionally, changes to the planned remediation method and additional information about weather delays, site access, replacement scope, and vegetation management could also have a material impact on the warranty liability. Our failure to accurately estimate this liability could result in unexpected volatility to our Class A common stock and have a material adverse effect on our financial condition.

The Company does not maintain insurance for product warranty and has commenced a lawsuit against Prysmian, as discussed in more detail under Litigation in Note 15 - Commitments and Contingencies in our consolidated financial statements included in this Annual Report on Form 10-K. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in Accounting Standards Codification (“ASC”) 450, and has not been considered in our estimate of the warranty liability as of December 31, 2025. In addition, the results of the litigation against Prysmian are inherently uncertain and we cannot guarantee the outcome of that litigation. Litigation can be expensive and time consuming and will divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. If we fail to recover the costs and expenses incurred by us in connection with the identification, repair and replacement of the defective Prysmian wire, our financial results, business and prospects could be materially adversely impacted. Our actual loss in this matter is uncertain and may have a material adverse effect on our business, financial condition and results of operations.

Similar to our other products, the defective wires associated with the wire insulation shrinkback matter expose us to potential product liability claims. For more information, see the risk factor below related to defects or performance problems in our products or their parts.

The interruption of the flow of raw materials from international vendors has disrupted our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.

We source certain raw materials used to manufacture our components and system solutions from vendors outside the United States. Ongoing changes in international relations and tariff regimes, particularly between the U.S. and China, as well as uncertainty regarding China-Taiwan relations could adversely impact the availability and cost of components and our ability to produce our components at targeted levels. We cannot predict whether additional trade restrictions, including increased tariffs, border taxes, embargoes, safeguards and customs restrictions, will be imposed by the U.S. or other foreign governments. Continued economic uncertainty, escalation of trade tensions, geopolitical conflicts, foreign currency fluctuations, natural disasters; public health events, theft, restrictions on the transfer of funds, the financial instability or bankruptcy of vendors, and significant labor disputes and disruptions, their effects or the perception of their effects could further impair our supply chain, increase logistics and input costs, or delay production and adversely affect our business, financial condition and results of operations.

We are subject to risks from changes to trade restrictions, import tariffs, anti-dumping and countervailing duties. Such changes could adversely affect the amount or timing of our revenue, results of operations or cash flows.

Changes or the threat of changes in import and export policies, including customs and trade restrictions, new or increased tariffs or quotas, sanctions, embargoes, or safeguards by the U.S. and/or other foreign governments could require changes in the manner in which we conduct business and adversely affect our financial condition, results of operations, reputation and our relationships with customers, suppliers and employees in the short- or long-term. Additionally, such policy changes or instability can impact our supply chain, including our ability to acquire raw materials and to timely manufacture our components and system solutions. Further, significant changes to trade policy may impact our ability to source our required raw materials from alternative vendors due to increased demand, which could reduce or delay the supply of raw materials available to us. Changes in trade policy, including retaliatory actions from governments, may result in higher costs, and we may not be able to pass such resulting increases in raw material costs to our customers. Additionally, if the price of solar systems in the U.S. increases, its use could become less economically feasible and could reduce our gross profits or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products.

For example, on February 1, 2025, the U.S. government announced 10% tariffs on product imports from China. China imposed retaliatory 10% tariff measures on U.S. goods. Both the U.S. and China have suspended heightened tariff imposition until November 2026. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business and would affect our revenue and cost of goods sold. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may negatively affect key customers, suppliers, and manufacturing partners and cause us to modify our operations, forgo potential business opportunities, or lose awarded business opportunities. Given the global complexity of trade policy, it is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

We have modified, and in the future may modify, our business strategy to abandon lines of business or implement new lines of business. Modifying our business strategy could have an adverse effect on our business and financial results.

From time to time, we review our business strategy and, have in the past modified it, and may in the future do so again. We previously abandoned efforts to penetrate the electric-vehicle market due to specific industry challenges and are currently developing solutions seeking to further penetrate the CC&I market, BESS market, data centers market, the OEM market and international markets. Abandoning lines of business has in the past led to, and in the future may lead to, increased costs, loss of customers, our reputation being negatively impacted, and our failure to fully recoup the investments made in those lines of business. Implementing new lines of business also poses challenges including with respect to our ability to build a well-recognized and respected brand in that specific industry, expanding our customer base, improving and maintaining operational efficiency for new lines of business, and anticipating and adapting to changing market conditions, including technological development and changes in competitive landscape. Shifts in business strategy can and have made it more difficult for us to collect data and accurately forecast our production and material needs, price our goods and services, and estimate our margins. Failure to successfully manage the risks of modifying our business strategy could have a material adverse effect on our business, financial condition and results of operations.

Amounts included in our backlog and awarded orders may not result in actual revenue or translate into profits.

As of December 31, 2025, we had $747.6 million of backlog and awarded orders. Backlog of $326.2 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $421.4 million are orders we are in the process of documenting a contract but for which a contract has not yet been signed. In 2025, backlog and awarded orders increased compared to 2024 and 2023. We cannot guarantee that our backlog or awarded orders will maintain its current growth levels, or that awarded orders will become backlog or that backlog will result in actual revenue in the originally anticipated period or at all. In addition, the contracts included in our backlog or awarded orders may not generate margins equal to our historical operating results. Our customers have experienced project delays and may cancel orders as a result of external market factors and political, economic, supply chain or other factors beyond our control. If our backlog and awarded orders fail to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability and liquidity.

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

Although we conduct quality assessments on our products and these products are manufactured according to stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, product failures, destruction or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, installation or system failures, which can affect both the quality and the yield of the product. Any such issues, including those related to the wire insulation shrinkback matter, could result in shipment delays, rejection of products, replacement or recall of products, reputational harm, lost revenue and increased costs.

Furthermore, defective components may give rise to warranty claims (such as those related to the wire insulation shrinkback matter), or indemnity or product liability claims against us, that may exceed any revenue or profit we receive from the affected products. While we accrue reserves for warranty claims, our warranty accruals are based on assumptions regarding future product performance, and we have limited historical experience making such assumptions for certain products. If these assumptions prove inaccurate, we may incur substantial unanticipated expenses to repair or replace defective products or to compensate customers for defective products, which could materially and adversely affect our financial condition and results of operations.

If one of our products, including those involved in the wire insulation shrinkback matter, causes injury or property damage, we could be exposed to product liability claims. The successful assertion of a product liability claim against us could result in significant monetary damages, penalties or fines, adverse publicity, reputational damage, loss of competitive position, and reduced sales of our products. In addition, product liability claims or defects involving other companies in the solar industry could negatively affect market perceptions of the industry , which may adversely affect our ability to attract new customers and harm our growth and financial performance.

We have experienced, and may experience in the future, delays, disruptions, quality control or reputational problems in our manufacturing operations in part due to our vendor concentration.

Our product development, manufacturing and testing processes are complex, involve a number of precise steps from design to production, and require significant technological and production process expertise, and therefore we depend on a limited number of vendors and suppliers. Any vendor delay or disruption could cause a delay or disruption in our ability to meet customer requirements which may result in a loss of customers. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, increased production and logistics costs and delays. In addition, our reliance on a limited number of manufacturing and production facilities, vendors and suppliers may result in increased concentration risk, and this concentration may increase over time as we adjust or consolidate our manufacturing footprint, vendor relationships or sourcing strategies. Any further concentration could reduce our ability to mitigate disruptions, limit our flexibility to transition to alternative facilities, sources or suppliers, and amplify the impact of operational, quality, capacity or compliance issues affecting our Company. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

We do not control our vendors or suppliers or their business practices and our oversight of their actions is limited. Accordingly, we cannot guarantee that they follow quality control, ethical or other desired business practices. If vendors or suppliers fail to comply with applicable laws, regulations, quality standards, safety codes, employment practices, human rights standards, environmental standards, production practices, or diverge from labor practices generally accepted as ethical in the U.S. or other markets in which we do business, we could attract negative publicity and harm our reputation and business. In certain cases, identifying, qualifying and transitioning to alternative suppliers or components may require engineering validation, testing or customer approval, which can take time and may not be feasible within project schedules. As a result, supply disruptions or vendor issues may not be readily mitigated and could have a material adverse effect on our business, financial condition, and results of operations.

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

A significant portion of our operations is located in our Tennessee manufacturing facilities. Issues with our workforce, including illness or absenteeism, unionization initiatives or difficulties in recruiting and retaining skilled workers in the area may have a material adverse effect on our business. Further, our geographic concentration exposes us to increased risk with regards to natural disasters, including tornados, fire, power interruption or other calamity at any one of our facilities, or any combination thereof. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, and may result in lawsuits. Certain of the equipment used to manufacture our products could be difficult, time consuming, or costly to replace or repair if damaged. Our property and business disruption insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We may face difficulties integrating and optimizing our consolidated Tennessee-based manufacturing and distribution operations and may not fully realize the anticipated benefits.

In 2024, we announced plans for significant capital investment to expand and consolidate our Tennessee-based manufacturing and distribution operations at a new facility in Portland, Tennessee. The expansion and consolidation were launched in the fourth quarter of 2025 with the opening of our 638,000-square-foot Mega Plant; however, we continue to integrate, ramp up, relocate and optimize operations in the new facility.

The development, transition and integration of a large, consolidated manufacturing and distribution facility are complex and have involved, and may continue to involve, operational challenges, including inefficiencies during ramp-up, higher-than-expected costs, supply chain disruptions, quality control issues, workforce coordination challenges and delays in achieving expected operational performance. These efforts may also exacerbate geographic concentration risks described elsewhere in this Annual Report on Form 10-K. In addition, the time and expense required to stabilize operations and achieve anticipated efficiencies and cost savings may be greater than expected, and there can be no assurance that the anticipated benefits of the consolidation will be fully realized, or realized within expected timeframes.

Any of the foregoing could materially adversely affect our business, financial condition, results of operations and prospects and could cause our actual results to differ materially from our expectations or projections.

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

The market for EBOS system solutions and components is competitive. Our principal competitors include Construction Innovation, Hikam America, Inc., Nextpower (via acquisition of Bentek), Premier PV, TerraSmart, LLC (formerly SolarBOS, Inc.), and Voltage, LLC. We compete on the basis of product performance and features, installation cost, reliability and duration of product warranty, sales and distribution capabilities, packaging and transportation, and training and customer support. Competition continues to intensify as new and existing competitors enter the market. If our competitors introduce new technologies that are successful in offering price competitive and technological attractive EBOS system solutions and components, it may become more difficult for us to maintain market share.

Our existing and potential competitors may have greater financial, technological or operational resources, enabling them to offer products at aggressive pricing levels, develop new or enhanced technologies more quickly, or enter into strategic partnerships that strengthen their competitive position. Competitive pricing pressures, including discounting and volume-based pricing, have affected, and may continue to affect, our revenue and gross profit. In addition, if we are unable to respond effectively to technological changes, adopt alternative or enhanced solutions, or execute timely innovation and development initiatives, our products may become less competitive or obsolete, which could result in lost market share, reduced revenue and diminished margins.

Macroeconomic conditions, including high inflation, high interest rates, and geopolitical instability impacts our business and financial results.

Global markets have experienced significant volatility in recent years due to macroeconomic conditions such as elevated inflation, capital market volatility, supply chain disruptions and broader geopolitical instability.

These conditions have increased economic uncertainty, negatively affected demand for our products, lengthened our sales cycles, and made access to capital more difficult and costly. Inflationary pressures have increased energy, freight and other operating costs, while high interest rates have increased borrowing costs for both us and our customers.

In addition, a reduction in the availability of project debt capital or an increase in the cost of financing may make it more difficult for end customers to finance solar energy projects and could reduce demand for our products. While government subsidies and economic incentives currently support the adoption of solar energy, there is no assurance that such incentives will remain in place, be extended or be available on favorable terms. Many end users depend on financing and incentives to fund the capital expenditures required to construct solar energy projects, and changes in these programs could adversely affect project economics.
Higher interest rates may also lower expected returns on solar energy investments, increase required equity contributions, or make alternative investments more attractive relative to solar energy projects, which could cause end users to delay, reduce or forego investment in solar projects. While we continue to monitor and evaluate strategies to mitigate the impact of macroeconomic conditions, there can be no assurance that worsening economic conditions will not materially and adversely affect our business, financial condition, results of operations or liquidity.

We are subject to risks related to our ability to protect, enforce, and defend our intellectual property.

Our success depends in significant part on our ability to obtain, maintain, protect, enforce and defend our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and other contractual arrangements, to protect our technology and competitive position. These protections may be limited in scope and may not prevent competitors from duplicating, designing around or otherwise exploiting our technology, or from independently developing competing products.

We have applied for patents in the U.S. and abroad, some of which have been issued, but we cannot guarantee that pending patent or other intellectual property registration applications will be granted, that our intellectual property rights will be sufficiently broad, or that our issued patents, trademarks or trade names will not be opposed, contested, challenged, invalidated, circumvented, or rendered unenforceable. Any failure to obtain or maintain adequate intellectual property protection could impair our ability to commercialize our products, require product redesigns or rebranding, or adversely affect our competitive position.

As disclosed under Litigation in Note 15 - Commitments and Contingencies to our consolidated financial statements included in this Annual Report on Form 10-K, we have filed patent infringement complaints with the U.S. International Trade Commission (“ITC”) and in U.S. District Courts against certain competitors. These proceedings are costly and uncertain and place our asserted patents and other intellectual property at risk of being invalidated or interpreted in a manner that permits competing products to be imported and sold in the United States. If we are unsuccessful, we could lose revenue and face increased competition from the defendants or other third parties. In addition, enforcement actions may prompt counterclaims or other challenges to our intellectual property rights before courts or administrative bodies.

We also rely on trade secrets, nondisclosure agreements and trademarks to protect proprietary information and brand recognition; however, these measures may not be effective in preventing misuse,

misappropriation or infringement, particularly in jurisdictions with less developed intellectual property enforcement regimes. Any inability to protect, enforce or defend our intellectual property, or the incurrence of significant costs in doing so, could materially adversely affect our business, financial condition and results of operations.

Acquisitions, joint ventures and/or investments and the failure to integrate acquired businesses, could disrupt our business and negatively impact our results of operations.

Our success depends, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may pursue growth through the acquisition of complementary businesses, solutions or technologies or through joint ventures or investments. The identification of suitable candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or joint ventures.

Achieving anticipated benefits and synergies from acquisitions is uncertain and subject to various risks, including our ability to integrate or benefit from acquired technologies or services in a profitable manner; diversion of capital and other resources, including management’s attention; unanticipated costs or liabilities related to the acquisition; failure to leverage the increased scale of the combined businesses quickly and effectively; the potential impact of the acquisition on our relationships with employees, customers, suppliers and other business partners; challenges associated with integrating personnel, operations and retaining key employees; and potential litigation. Many of these factors will be outside of our control and any one of them could result in increased costs, decrease in expected revenues and diversion of management’s time and attention, which could materially impact the combined company. The full benefits of an acquisition may not be realized within the anticipated time frame or at all. All of these factors could decrease or delay the expected accretive effect of acquisitions and negatively impact our results of operations.

A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow.

A small number of customers have historically accounted for a material portion of our revenue. For the year ended December 31, 2025, our largest customer and five largest customers constituted approximately 19.1% and 53.7% of total revenue, respectively. As a result of this customer concentration, certain customers may have greater bargaining leverage, which could increase pricing pressure or influence the commercial terms on which we transact with such customers and adversely affect our margins, cash flows and results of operations. Further, the Company’s trade accounts receivable are from companies within the solar industry, and as such, the Company is exposed to industry credit risks. As of December 31, 2025, our largest customer and five largest customers constituted 25.2% and 46.8% of trade accounts receivable, respectively. Accordingly, loss of our largest customer or other significant customers, a significant reduction in pricing or order volume from our largest customer or other significant customers, their inability to perform under their contracts, or their default in payment could adversely reduce net sales and operating results in any reporting period.

A significant drop in the price of electricity may harm our business, financial condition, results of operations and prospects.

Significant decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact owners of solar energy projects or make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of: (i) increased deployment of lower-cost electricity generation technologies or facilities, including renewable, conventional or alternative energy sources; (ii) reductions in fuel prices or other input costs used in electricity generation; (iii) changes in governmental policies, utility rate structures, subsidies or regulatory frameworks that reduce electricity prices; (iv) improvements in transmission, grid, energy-management or energy-storage technologies that increase access to or efficiency of lower-cost power; and (v) changes in electricity consumption patterns, load profiles or end-user demand that reduce overall electricity demand or shift usage to lower-cost alternatives.

If the cost of electricity generated by solar energy installations incorporating our systems is high relative to the cost of electricity from other sources, then our business, financial condition and results of operations may be harmed.

Failure of our information technology systems, including those managed by third parties, or cybersecurity incidents could disrupt our operations and adversely affect our results of operations.

We rely extensively on information technology systems, including data centers, hardware, software and third-party applications, to operate our business, manage logistics and inventory, process transactions, communicate internally and externally, and generate financial and operational reports. Certain aspects of our business also involve the collection, use, storage and transmission of personal, confidential and sensitive information relating to customers, end users, employees, suppliers and the Company. The integrity, confidentiality, security and availability of these systems, including those operated by third-party service providers, are critical to our operations.

Our information technology systems and those of our third-party vendors are subject to risks from cybersecurity incidents, unauthorized access, system failures, human error, power outages, natural disasters and other disruptive events. The risk of cyberattacks and intrusions has increased as the number, sophistication and intensity of such incidents continue to grow, including those perpetrated by organized crime groups and nation-state actors, and as a result of increased capabilities of artificial intelligence. We have been, and expect to continue to be, the target of fraudulent communications and other cyber threats, and we have experienced immaterial cybersecurity incidents. Although we maintain cybersecurity safeguards and cyber liability insurance, these measures may not be sufficient to prevent or fully mitigate all incidents or losses, and insurance coverage may be unavailable or insufficient.

Any actual or perceived failure of our information technology systems, including disruptions caused by system upgrades, integrations, or reliance on third-party service providers, or any unauthorized access to or disclosure of personal, confidential or sensitive data, could disrupt our operations, harm our reputation, reduce customer confidence, result in lost sales, and expose us to regulatory scrutiny, litigation or other liabilities. In addition, compliance with evolving data protection, cybersecurity and incident disclosure requirements may increase our costs, and any failure to comply could subject us to fines, penalties or other regulatory actions. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and prospects.

Our expansion outside the U.S. could subject us to additional business, financial, regulatory and competitive risks.

We continue to work on enhancing our geographic focus outside of the U.S., with a primary focus on Southern Europe, Australia and the Pacific Region. Our expansion outside of the U.S. involves developing region-specific products; entering into joint-venture or licensing arrangements with companies in certain markets; expanding our relationships with value-added resellers of our products in some countries; creating international subsidiaries to build credibility and market presence; and utilizing locally sourced components in our products in jurisdictions where it is required. In addition, we have begun executing on expansion opportunities in other international markets, including Latin America, through the supply of our products for solar energy projects, which may expose us to additional regulatory, commercial and operational risks associated with operating in new jurisdictions.

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

As of December 31, 2025, we had $136.8 million revolving loans outstanding under the Senior Secured Credit Agreement. Our indebtedness could have important consequences to you and significant effects on our business. For example, it could increase our vulnerability to adverse changes in general economic, industry and competitive conditions; reduce the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and our industry; restrict us from pursuing business opportunities; making it more difficult to satisfy financial obligations; place us at a disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds. We may also be unable to generate sufficient cash to pay any amounts due.

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

Renewable portfolio standards (“RPS”) and clean energy standards (“CES”) are key policies intended to promote solar and renewable electricity. Currently, over half of the U.S. states, the District of Columbia, and Puerto Rico have implemented some form of RPS/CES policy, which mandates that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable or clean energy resources by a certain compliance date. Additionally, several states have set voluntary renewable energy goals. RPS/CES policies vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while in other jurisdictions, RPS/CES policies continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPS/CES policies emerge periodically in various jurisdictions. There can be no assurance that state RPS/CES policies or other policies supporting renewable energy will continue.

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

Further, the repurchase of our Class A common stock pursuant to the Repurchase Program could affect the price of our Class A common stock and increase its volatility and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our Class A common stock may decline below the levels at which we effected repurchases. Pursuant to the Repurchase Program announced by the Company on June 11, 2024, we are authorized to repurchase up to $150 million of outstanding shares of our Class A common stock from time to time. As of December 31, 2025, we had repurchased $25 million under the program. We are not obligated to repurchase any additional shares, and the timing, manner, price, and actual amount of future share repurchases will depend on a variety of factors, including stock price, market conditions, other capital management needs and opportunities, and corporate and regulatory considerations. Further, the Repurchase Program may be suspended or discontinued at any time and may reduce the amount of cash we have available, impacting our liquidity.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by discouraging, delaying or preventing a change of control of our Company or changes in our management that the stockholders of our Company may believe to be advantageous. These provisions include: (i) authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt; (ii) not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; (iii) limiting the ability of stockholders to call a special stockholder meeting; (iv) prohibiting stockholders from acting by written consent; (v) establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; (vi) the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon; (vii) providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our amended and restated bylaws; and (viii) requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of Class A common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our amended and restated bylaws.

Our amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by applicable law, be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our bylaws; any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. These forum selection provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable, may discourage such lawsuits against us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers or employees, and could result in increased costs or delays associated with resolving such disputes.

In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district court for the District of Delaware will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws. It is uncertain whether a court would enforce this provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity strategy focuses on striking a balance between data barriers and access, and promoting vigilance among our employees, contractors, and business partners. We monitor and implement procedures, policies, and activities designed to manage our data and to maintain a high level of privacy and security within our systems. In 2025, we continued the development of our enterprise risk program, which integrates cybersecurity.

Our cybersecurity processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. We have implemented risk-based controls to protect our information, the information of our customers and other third parties, our information systems, our business operations, and our products and related services. We have an information security risk program that is designed based on the National Institute of Standards and Technology Cybersecurity Framework, industry leading practices, privacy laws and regulations, and other applicable standards and regulations. Our program includes a defense-in-depth approach with multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management, as well as data protection leading practices and data loss prevention controls.

Through our cybersecurity program, we continuously monitor cybersecurity vulnerabilities and potential attack vectors, and we evaluate the potential adverse operational and financial effects of a cybersecurity incident.

In addition, we maintain specific policies and practices governing our third-party security risks, including our third-party assessment process. Under this assessment process, we gather information from certain third parties who contract with us and share or receive personal identifying and confidential information, to help us assess potential risks associated with their security controls. We also generally require third parties to, among other things, maintain security controls to protect our confidential information and data, the confidential information of our customers, and to notify us of data incidents that may impact our data or data of our customers. We assess the risks from cybersecurity threats that impact select third-party service providers with whom we share personal identifying and confidential information. We continue to enhance our oversight processes for how we identify and manage cybersecurity risks associated with the services we procure from such third parties.

Our cybersecurity awareness program includes regular phishing simulations, and quarterly general cybersecurity awareness and data protection training modules for all employees with network access,as well as more contextual and personalized training modules for applicable users and roles. The Company conducts annual internal security audits and vulnerability assessments of the Company’s information systems and related controls, including systems that process or store personal data. In addition, we leverage third party cybersecurity specialists to conduct annual external audits and assessments of our cybersecurity program and practices, including our data protection practices, as well as to conduct targeted cyber-attack simulations. We have obtained cybersecurity liability insurance, however, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

In 2025, we did not experience, and are not reasonably likely to have experience, a material cybersecurity incident. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see Item 1A. “Risk Factors—The unauthorized access to our information technology systems or the disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could severely disrupt our business or reduce our sales or profitability” and “Failure of our information technology systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.”

Governance
Our board of directors reviews our management of cybersecurity risks, and has delegated to our Audit Committee primary oversight of such risks and the steps our management takes to monitor and control these risks. Our data privacy and security program is overseen by our Vice President of Information Technology (“IT”), who reports to the Board on an annual basis about cybersecurity risks. Our Board also receives quarterly reports about cybersecurity matters and the Company’s efforts to prevent, detect, mitigate, and remediate cybersecurity risks. Our Audit Committee also receives regular reports about cybersecurity matters, including cybersecurity threats, and it receives details about any significant cybersecurity incidents.

Our Vice President of IT leads our dedicated Information Technology team (“IT team”), which executes our data privacy and information security programs and policies, and our Cyber Incident Response Team (“IRT”), which executes our incident response procedures in the event of a data privacy or security event and conducts annual exercises simulating cybersecurity incidents. The IRT is comprised of internal members from the finance, legal, human resources, and operations departments, and are assisted by external cybersecurity vendors and advisors. The members of our IRT understand the complexities of our business and are experienced in the financial, legal, regulatory and operational consequences of a cybersecurity incident or threat to the Company.

Item 2. Properties
The table below describes the material facilities owned or leased by Shoals Technologies Group, Inc. as of February 2026:

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
Holders of Record
As of February 19, 2026, there were four registered account holders of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 19, 2026, there were no shares of Class B common stock outstanding, and therefore, no registered account holders thereof.
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
Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2025 that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Form 10-K captioned “Forward-Looking Statements” and “Risk Factors”. Management’s discussion and analysis relating to the fiscal year ended December 31, 2024 and the applicable year-to-year comparisons to the fiscal year ended December 31, 2023 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Overview
Shoals Technologies Group is a leading design-engineering and manufacturer of advanced electrical infrastructure solutions for mission‑critical applications across solar photovoltaic (PV), battery energy storage solutions (BESS), and data center power systems. Our solutions also support original equipment manufacturers (“OEMs”). EBOS encompasses all of the components that are necessary to carry the electric current produced by solar panels or stored by a BESS solution to an inverter and ultimately to the power grid. Since electrical infrastructure is the backbone of a solar or BESS project, our products play a mission-critical role in the quality, safety, reliability, and efficiency of energy projects, which the industry prioritizes over price when selecting EBOS solutions.
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
Traditionally, and for the year ended December 31, 2025, we primarily sold our EBOS solutions and OEM components to customers in the United States, while also fulfilling orders for international utility-scale solar projects. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar and BESS projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt or greater. These EPCs work with owners and developers of solar assets to build energy infrastructure projects. However, given the mission-critical nature of EBOS (as further described below), the decision to use our products typically involves input from both the EPC and the owner/developer of the energy infrastructure energy project.
We have a focus in two end-markets: (1) clean, grid connected energy and (2) data center + mission-critical electrical infrastructure. This market diversification seeks to capitalize on the growing global demand for energy and the need to accelerate electrification.
We derived 78.7% of our revenue from the sale of system solutions for the year ended December 31, 2025. As of December 31, 2025, we had $747.6 million of backlog and awarded orders. Backlog of $326.2 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $421.4 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of December 31, 2025, we believe approximately $326.2 million of backlog and $277.3 million of awarded orders have delivery dates in 2026. The remaining $144.1 million have planned delivery dates beyond 2026. Additionally, we believe more than 12% of our December 31, 2025 backlog and awarded orders relate to international projects. As of December 31, 2025, backlog and awarded orders increased by 17.8% relative to December 31, 2024 and increased by 3.7% relative to September 30, 2025.
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
Beginning in March 2025, the current U.S. presidential administration (the “Administration”) unveiled broad actions related to tariffs with global trading partners. Subsequently, the Administration has imposed a series of significant tariffs, including a 10% tariff on most imports from other trading partners, as well as additional reciprocal tariffs on specific countries. Administration activity related to changes in tariff percentages and qualifying products, including active negotiations with trading partners and internal trade policy development, is ongoing. Future changes in tariff policy, scope, or duration remain highly uncertain and may occur with little advance notice. The Administration’s imposition of tariffs has led to retaliatory tariffs and tariff countermeasures, and the Administration and U.S. trading partners have threatened further restrictions on trade.
As a result, the global trade environment has experienced extreme uncertainty and volatility and is rapidly evolving. In recent years, we have expanded our domestic capabilities, supply chain resiliency, and manufacturing capacity, which helps offset some of the volatility we face due to trade policies and regulations. However, these actions may not fully mitigate the effects of current or future tariff policies.
In 2025, the impacts of tariffs have caused a deterioration on our gross margins through our direct payment of tariffs and secondary tariff costs passed to us rising prices from suppliers. The future implementation, scope, and modification of tariffs is still uncertain. Any significant new tariffs or the threat thereof, which may last for an indefinite period of time, may make it more difficult for us to source raw materials and could result in increased prices for certain of our raw materials including steel, copper and aluminum. Retaliatory tariffs imposed by trading partners could impact the export of our manufactured projects and cause our customers to seek alternatives. The implementation of these proposed tariffs, any future increases in existing tariff rates, additional tariffs on other goods, or further retaliatory actions from other governments, or the threat thereof, may result in higher costs for us, and there can be no assurance we will be able to pass on any of the increases in raw material costs directly resulting from the tariffs to our customers. Such actions may also result in more difficulty or the inability to obtain needed materials.
On February 20, 2026, the U.S. Supreme Court invalidated the Administration's tariff measures after concluding that the International Emergency Economic Powers Act did not authorize their imposition. It is uncertain how future repercussions of the ruling and other changes in trade policy would impact our operations, supply chain, and cash flow.
Beyond the most recent tariffs, over the past few years, escalating trade tensions between the United States and China and other jurisdictions led to increased tariffs and trade restrictions, including tariffs applicable to some of our products. We have been assessing and monitoring the potential impact of tariffs on our supply chain and proactively seeking to mitigate the impact such may have on our operations, including working on alternative sourcing strategies and preparing our trade partners to absorb potential increases in their costs due to tariffs. However, we cannot be certain that we would not experience negative effects in the future, particularly given the Administration’s positions concerning trade and tariffs and the fluctuating nature of such actions to date.
We also continue to monitor the condition of our supply chain and evaluate our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations. During the period ended December 31, 2025, we continued to monitor and optimize our inventory levels in preparation for upcoming production demands.
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
In 2025, H.R. 1, the One Big Beautiful Bill Act, was enacted into law. H.R. 1 significantly modifies certain energy tax provisions aforementioned in the IRA. Changes to the IRA made by H.R. 1 include an accelerated phaseout or termination of the PTC and TC for solar projects placed in service after 2027. There are also rules related to foreign entities of concern that make any solar projects owned or controlled by a prohibited foreign entity ineligible for certain tax credits. The removal of the incentives that drive demand for solar energy production could reduce the financial attractiveness of solar projects, leading to decreased demand for our products. Additionally, the uncertainty surrounding the future of these incentives could cause delays in project financing and execution, further impacting our sales volume and growth rate.

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
We will continue to navigate the uncertainties in our industry, including those relating to project delays, as well as strategic pricing actions, volume discounts, and impacts to customer mix in our key markets.
Other Macroeconomic Pressures

Global inflationary pressures persisted during 2025; however, the impact of inflation remains uncertain in the future. Interest rates have remained generally higher when compared to historical rates, causing the interest rates associated with our Senior Secured Credit Agreement to be generally higher; however, interest rates did decline from their historically high levels during the course of 2024. Should interest rates rise, when combined with the implications of higher government deficits and debt, evolving monetary policy, political instability, and volatility and uncertainty in global trade, the Company’s costs for accessing capital are uncertain and may rise during our forecasted period.
Our ability to obtain the raw materials required to manufacture our components and system solutions from domestic and international suppliers, as well as our ability to secure inbound logistics to and from our facilities, remained challenging during 2025, complicated by volatility in government policies and regulation concerning trade and ongoing political conflict. While the Company does not directly source a significant amount of raw materials from Europe, the Russia-Ukraine war has reduced the availability of certain materials that can be sourced in Europe and, as a result, increased global logistics costs for the procurement of some inputs and materials used in our products. We expect these trends to persist as challenges and conflicts remain in 2026.

Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.
Revenue
We generate revenue from the sale of EBOS solutions and components for solar, BESS, and OEM offerings. Our customers include EPCs, utilities, solar developers, independent power producers, and solar module manufacturers. We derive the majority of our revenue from selling system solutions. When we sell a system solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for system solutions can vary from one to three months whereas manufacturing typically requires a shorter time frame. Contracts for system solutions can range in value from several hundred thousand to several million dollars.
Our revenue is affected by changes in the price, volume and mix of system solutions and components purchased by our customers. The price and volume of our system solutions and components is driven by the demand for our energy infrastructure system solutions and components, volume based discounts and rebate incentives, changes in product mix, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.
Our revenue growth is dependent on continued growth in the amount of projects to support energy infrastructure constructed each year and our ability to increase our share of demand in the geographies where we currently compete and plan to compete in the future, as well as our ability to continue to develop and commercialize new and innovative products that address the changing technology and performance requirements of our customers.
Cost of Revenue and Gross Profit
Cost of revenue consists primarily of system solutions and components costs, including purchased raw materials, as well as costs related to importing and tariffs, shipping, customer support, product warranty, personnel and depreciation of manufacturing and testing equipment. Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including copper and aluminum; component costs, including fuses, resin, enclosures, and cable; technological innovation; economies of scale resulting in lower component costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily indirect personnel and depreciation of manufacturing and testing equipment, are not directly affected by sales volume. Gross profit may vary from year to year and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method and warranty expense.
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of full-time employees in our general and administrative departments increased from 185 to 199 from December 31, 2024 to December 31, 2025, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses consist primarily of legal and professional fees, salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, insurance, bad debt expense and fees for professional services. Professional services consist of audit, tax, accounting, legal, internal controls, information technology, investor relations and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales are currently in the U.S. We currently have a sales presence in the U.S., Asia-Pacific, Europe, Latin America, and Africa. We intend to grow our sales presence and marketing efforts in current geographic markets and expand to additional countries in the future.
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

Gain on sale of assets

Gain on sale of assets represents consideration received in excess of the net book value of assets sold.

Foreign currency (loss) gain, net

Foreign currency gains and losses arise from the remeasurement of transactions in a currency other than the function currency of the Company based on exchange rate fluctuations.
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

Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2025 and 2024.
The following table summarizes our results of operations (dollars in thousands):

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ variance	% variance
Revenue	$475,331	$399,208	$76,123	19%
Cost of revenue	308,823	257,191	51,632	20%
Gross profit	166,508	142,017	24,491	17%
Operating expenses
General and administrative expenses	101,524	82,254	19,270	23%
Depreciation and amortization	8,599	8,591	8	—%
Total operating expenses	110,123	90,845	19,278	21%
Income from operations	56,385	51,172	5,213	10%
Interest expense	(9,994)	(13,827)	(3,833)	(28)%
Interest income	305	518	(213)	41%
Gain on sale of assets	1,835	—	1,835	100%
Foreign currency (loss) gain, net	(13)	—	(13)	100%
Income before income taxes	48,518	37,863	10,655	28%
Income tax expense	(14,944)	(13,736)	1,208	9%
Net income	$33,574	$24,127	$9,447	39%

Comparison of the years ended December 31, 2025 and 2024
Revenue
Revenue increased by $76.1 million, or 19%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, driven by increased sales volumes from higher demand of products to meet utility scale solar project demands.
Cost of Revenue and Gross Profit
Cost of revenue increased by $51.6 million, or 20%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, driven by the increase in revenue. Gross profit as a percentage of revenue was 35.0% for the year ended December 31, 2025 as compared to 35.6% for the year ended December 31, 2024. This change in gross margin was due to a reduced amount of wire insulation shrinkback expenses in the current year compared to the prior year, offset by increased material costs, tariffs, non-recurring operational charges, competitive dynamics, volume discounts, and product mix in our key markets, and a reduction in leverage on fixed costs.
Operating Expenses
General and Administrative
General and administrative expenses increased $19.3 million, or 23%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. General and administrative expenses increased primarily due to higher legal and professional costs of $15.7 million. These include expenses related to intellectual property litigation that rose from $6.0 million in 2024 to $9.1 million in 2025, wire‑insulation shrinkback litigation increased from $7.2 million to $18.3 million, and stockholder litigation increased from $0.9 million to $2.5 million. Payroll and employee‑related expenses also grew by $1.3 million.
Depreciation and Amortization
Depreciation and amortization expense within operating expenses increased by less than $0.1 million or 0.1%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The stability in the balance was due to consistent amortization of intangible assets.
Interest Expense
Interest expense decreased by $3.8 million or 28%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This decrease is explained by prior year activity related to our voluntary prepayments on the Term Loan Facility and amendment of the Senior Secured Credit Agreement. Due to the prepayments in 2024 and amendment, the Company wrote off a liability of $2.5 million of unamortized deferred interest, along with an asset of $2.3 million of unamortized deferred financing costs. This is offset by a higher weighted average outstanding balance in 2025 as compared to 2024 yielding higher quarterly interest payments.
Interest Income
Interest income decreased from the prior year by $0.2 million. This is due to a lower weighted average balance held in our interest bearing accounts for cash and cash equivalents as compared to the prior year.
Gain on sale of assets
Gain on sale of assets increased $1.8 million from the previous period due to the sale of owned land and building assets to consolidate operations into new facilities and the disposal of other manufacturing equipment.
Income Tax Expense

Income tax expense was $14.9 million for the year ended December 31, 2025 as compared to income tax expense of $13.7 million for the year ended December 31, 2024. Our effective income tax rate for the year ended December 31, 2025 and 2024 was 30.8% and 36.3%, respectively. The effective income tax rate decreased compared to the prior year, due to a reduced impact from valuation allowance adjustments. In the prior year, the Company established state-specific valuation allowances, which increased income tax expense. In the current year, the valuation allowance impact was substantially lower, resulting in a decreased effective income tax rate.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus wire insulation shrinkback expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income plus/(minus) (i) interest expense, (ii) interest income (iii) income tax expense, (iv) depreciation expense, (v) amortization of intangibles, (vi) equity-based compensation, (vii) gain/loss on sale of assets, (viii) wire insulation shrinkback expenses, (ix) wire insulation shrinkback litigation expenses, and (x) plant optimization expenses. We define Adjusted Net Income as net income attributable to Shoals Technologies Group, Inc. plus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) adjustment to the provision for income tax, (iii) amortization of intangibles, (iv) amortization / write-off of deferred financing costs, (v) equity-based compensation, (vi) gain/loss on sale of assets, (vii) wire insulation shrinkback expenses, (viii) wire insulation shrinkback litigation expenses, and (ix) plant optimization expenses, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period, which assumes the exchange of all outstanding Class B common stock for Class A common stock as of the beginning of the earliest period presented.
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

Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$475,331	$399,208	$488,939
Cost of revenue	308,823	257,191	320,635
Gross profit	$166,508	$142,017	$168,304
Gross profit percentage	35.0%	35.6%	34.4%

Wire insulation shrinkback expenses (a)	$—	$13,764	$61,705
Adjusted gross profit	$166,508	$155,781	$230,009
Adjusted gross profit percentage	35.0%	39.0%	47.0%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$33,574	$24,127	$42,661
Interest expense	9,994	13,827	24,100
Interest income	(305)	(518)	—
Income tax expense	14,944	13,736	12,274
Depreciation expense	6,233	5,007	2,612
Amortization of intangibles	7,611	7,619	7,917
Equity-based compensation	9,902	14,230	20,862
Gain on sale of assets	(1,835)	—	—
Wire insulation shrinkback expenses (a)	—	13,764	61,705
Wire insulation shrinkback litigation expenses (b)	18,342	7,292	1,260
Plant optimization expenses (c)	1,063	—	—
Adjusted EBITDA	$99,523	$99,084	$173,391

Reconciliation of Net Income Attributable to Shoals Technologies Group, Inc. to Adjusted Net Income (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to Shoals Technologies Group, Inc.	$33,574	$24,127	$39,974
Net income impact from assumed exchange of Class B common stock to Class A common stock (d)	—	—	2,687
Adjustment to the provision for income tax (e)	—	—	(653)
Tax effected net income	33,574	24,127	42,008
Amortization of intangibles	7,611	7,619	7,917
Amortization / write-off of deferred financing costs	622	3,093	2,165
Equity-based compensation	9,902	14,230	20,862
Gain on sale of asset	(1,835)	—	—
Wire insulation shrinkback expenses (a)	—	13,764	61,705
Wire insulation shrinkback litigation expenses (b)	18,342	7,292	1,260
Plant optimization expenses (c)	1,063	—	—
Tax impact of adjustments (f)	(8,712)	(11,591)	(24,604)
Adjusted Net Income	$60,567	$58,534	$111,313
(a) For the year ended December 31, 2025 represents no wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, nor any inventory write-downs of wire in connection with wire insulation shrinkback. For the year ended December 31, 2024 represents (i) $13.3 million of wire insulation shrinkback warranty expenses related to the identification, repair and replacement of a subset of wire harnesses presenting unacceptable levels of wire insulation shrinkback, and (ii) $0.5 million of inventory write-downs of wire in connection with wire insulation shrinkback. We consider expenses incurred in connection with the identification, repair and replacement of the impacted wire harnesses as well as the write-down of related inventory distinct from normal, ongoing service identification, repair and replacement expenses that would be reflected under ongoing warranty expenses within the operation of our business and normal write-downs of inventory, which we do not exclude from our non-GAAP measures. In the future, we also intend to exclude from our non-GAAP measures the benefit of liability releases, if any. We believe excluding expenses from these discrete liability events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 8 - Warranty Liability, in our consolidated financial statements included in this Annual Report on Form 10-K for more information.
(b) For the year ended December 31, 2025, represents $18.3 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. For the year ended December 31, 2024, represents $7.3 million of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 15 - Commitments and Contingencies, in our consolidated financial statements included in this Annual Report on Form 10-K for more information.

(c) For the year ended December 31, 2025, represents $1.1 million of expenses incurred in connection with actions taken to consolidate our operations into a newly constructed facility, including items such as professional fees, relocation, facility set-up and other costs. We believe excluding expenses from these events provides investors with a better view of the operating performance of our business and allows for comparability through periods.
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

	Year Ended December 31,
	2025	2024	2023
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%
Permanent adjustments	1.1%	1.3%	1.9%
State and local taxes (net of federal benefit)	2.3%	2.9%	3.3%
Effective income tax rate for Adjusted Net Income	24.4%	25.2%	26.2%
(f)    Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Diluted weighted average shares of Class A common stock outstanding, excluding Class B common stock	168,378	168,725	164,504
Assumed exchange of Class B common stock to Class A common stock	—	—	5,698
Adjusted diluted weighted average shares outstanding	168,378	168,725	170,202

Adjusted Net Income	$60,567	$58,534	$111,313
Adjusted Diluted EPS	$0.36	$0.35	$0.65

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
We generated cash from operating activities of $17.1 million during the year ended December 31, 2025, as compared to cash provided by operating activities of $80.4 million and $92.0 million, respectively, during the years ended December 31, 2024 and 2023. As of December 31, 2025, our cash and cash equivalents were $7.3 million, a decrease from $23.5 million as of December 31, 2024. As of December 31, 2025 we had

outstanding borrowings of $136.8 million, a decrease from $141.8 million as of December 31, 2024. As of December 31, 2025 we also had $60.5 million available for additional borrowings under our $200.0 million Revolving Credit Facility.
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
Our capital expenditures primarily relate to purchases of property, plant, and equipment to support manufacturing operations and growth initiatives. In 2025, we had capital expenditures of $33.0 million. In 2026, we expect capital expenditures between $20.0 million to $30.0 million, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year. We believe our cash flow from operations will generally be sufficient to fund these expenditures.
In 2025, we also used approximately $41.0 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. We expect to continue spending significant amounts of cash in connection thereof. For more information, see Note 8 - Warranty Liability in our consolidated financial statements included in this Annual Report on Form 10-K for more information.

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$17,067	$80,388	$91,955
Net cash used in investing activities	(27,955)	(8,393)	(10,847)
Net cash used in financing activities	(5,303)	(71,191)	(67,167)
Net increase (decrease) in cash, cash equivalents	$(16,191)	$804	$13,941

Operating Activities
For the year ended December 31, 2025, cash provided by operating activities was $17.1 million, due to operating results that included $33.6 million of net income, which included $43.3 million of non-cash expense. Other cash inflows included $43.3 million of accounts payable, $18.3 million of deferred revenue, $4.8 million of accrued expenses, and $1.8 million of other assets. These inflows were offset by outflows of $51.9 million in accounts receivable and unbilled receivables, $41.0 million in warranty liability payments, and $35.1 million in inventory,
For the year ended December 31, 2024, cash provided by operating activities was $80.4 million, due to operating results that included $24.1 million of net income, which included $61.9 million of non-cash expense. Other cash inflows included $48.2 million of accounts receivable and unbilled receivables. These inflows were offset by $9.8 million in cash outflows related to other assets, $5.8 million for the purchase of inventory, $5.6 million of accounts payable and accrued expenses and other, along with cash outflows of $29.1 million and $3.5 million of warranty liability and deferred revenue, respectively.
Investing Activities
For the year ended December 31, 2025, net cash used in investing activities was $28.0 million, which was attributable to the purchase and sale of property and equipment.
For the year ended December 31, 2024, net cash used in investing activities was $8.4 million, which was attributable to the purchase of property and equipment.
Financing Activities
For the year ended December 31, 2025, net cash used in financing activities was $5.3 million, due to $0.4 million for taxes paid on settled equity awards, and $60.0 million in proceeds on the Revolving Credit Facility, offset by $65.0 million in payments made to the same facility.
For the year ended December 31, 2024, net cash used in financing activities was $71.2 million, due to $2.6 million used to pay deferred financing costs, $25.3 million used for the repurchase of Class A common stock, $143.8 million in payments on the Term Loan, and $148.8 million in proceeds on the Revolving Credit Facility, offset by $47.0 million in payments made to the same facility.
A discussion and analysis covering historical cash flows for the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Revenue Recognition
We primarily recognize revenue over time as a result of the continuous transfer of control of our product to the customer using the output method based on units manufactured. This continuous transfer of control to the customer is supported by clauses in the contracts that provide right to payment of the transaction price associated with work performed to date on products that do not have an alternative use. We believe that recognizing revenue using the output method based on units manufactured best depicts the extent of transfer of control to the customer. If revenue were recognized at a point in time rather than over time, then for the year ended December 31, 2025, net income would be $0.4 million higher, and EPS - basic and diluted would increase by $0.01.
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
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of operations. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth and operating margins, among others. As of December 31, 2025, we had $438.0 million of deferred tax assets, net of a $3.0 million valuation allowance related to land, other non-amortizable intangibles, and state tax attributes for net operating loss carryforwards and goodwill amortization. Other than these valuation allowances, we expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would increase our valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
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
Wire Insulation Shrinkback Warranty
The Company was notified by certain customers that a subset of wire harnesses used in its EBOS solutions has presented unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Annual Report, the Company determined that a potential loss was both probable and reasonably estimable. For the year ended December 31, 2023, the Company disclosed an initial range of potential loss from $59.7 million to $184.9 million. During the year ended December 31, 2024, the Company determined it was appropriate to adjust the range of estimates previously provided based on additional information obtained. The low-end of the estimated range increased to $73.0 million and the high-end decreased to $160.0 million.
In accordance with ASC 450, Contingencies, the Company believes the potential estimated loss for this matter is $73.0 million, which represents the best estimate of the potential loss as of December 31, 2025, of which $69.7 million has been incurred to date. As of December 31, 2025 and December 31, 2024, our recorded warranty liability related to this matter was $3.3 million and $39.9 million, respectively. It is reasonably possible that our liability could exceed the amount recorded, including due to additional reports of wire insulation shrinkback at previously affected and reported solar projects or at projects not previously reported or otherwise identified. Any excess amounts remain uncertain.
The Company recorded total warranty expense related to this matter of zero, $13.3 million, and $59.2 million respectively, during the years ended December 31, 2025, 2024 and 2023.
The estimated loss, as revised, continues to be based on several assumptions, including estimated failure rates, future notification of impacted harnesses, the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, materials replacement cost, planned remediation method, and inspection costs. While our wire insulation shrinkback warranty liability represents our best estimate of expected losses, the Company will monitor future activity to best estimate potential losses. The Company has increased, and may further increase, its estimated warranty liability from its current estimate based on available information, including future remediation efforts and the scope of future replacements, if any. Such increase may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 15 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, Contingencies, and has not been considered in our estimate of the warranty liability as of December 31, 2025.
As of December 31, 2025, a 20% increase in projects that would require standard remediation work would have resulted in an increase in our recorded liability of $1.1 million. Additionally, changes to the planned remediation method could also have a material impact on the warranty liability.

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
Concentrations of Major Customers
Our customers include EPCs, utilities, solar developers, and solar module manufacturers, but we derive the majority of our revenue from the sale of products to EPCs. Our EPC customers typically construct multiple projects for several different owners. One customer contributed approximately 19.1% of our total revenue for the year ended December 31, 2025 and 25.2% of accounts receivable as of December 31, 2025. Our five largest customers contributed approximately 53.7% of our total revenue for the year ended December 31, 2025 and 46.8% of accounts receivable as of December 31, 2025. The majority of our contracts require customer deposits ranging from 10 to 20% of the contract value. We continually evaluate our reserves for potential credit losses and establish reserves for such losses. The loss of this large customer or any significant customer could have a material adverse effect on our financial conditions and results of operations.
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
Interest Rate Risk
As of December 31, 2025, our long-term debt totaled $136.8 million. We have interest rate exposure with respect to the entire balance as it is all variable interest rate debt. A 100 basis point increase/decrease in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Shoals Technologies Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Shoals Technologies Group, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Wire Insulation Shrinkback Warranty
Description of the Matter	The Company’s recorded warranty liability for wire insulation shrinkback was $3.3 million at December 31, 2025. As discussed in Note 8 to the consolidated financial statements, the Company determined that a loss was both probable and reasonably estimable related to a subset of wire harnesses used in its electrical balance of systems (EBOS) solutions that presented unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Accordingly, a liability is recorded for the Company’s estimate of probable loss.

Auditing the Company’s warranty liability related to wire insulation shrinkback required judgment, as the calculation includes subjective estimates and assumptions in determining the liability. In particular, the estimated costs to remediate is sensitive to the significant assumption of estimated failure rates.

How we Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the wire insulation shrinkback warranty liability process, including management’s review of the estimated failure rates and the completeness and accuracy of the data used to develop the assumption.

To test the Company’s determination of the estimated warranty liability related to wire insulation shrinkback, we performed audit procedures that included, among others, assessing the methodologies utilized by management, performing sensitivity analyses on the significant assumption to evaluate the effect of changes to the estimated liability, testing the completeness and accuracy of the underlying data used by the Company in its evaluation, and testing the mathematical accuracy of the calculations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2025.
Nashville, Tennessee
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Shoals Technologies Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Shoals Technologies Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Shoals Technologies Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP
Nashville, Tennessee
February 24, 2026

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Shoals Technologies Group, Inc.
Portland, TN
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Shoals Technologies Group, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in members’/stockholders’ equity(deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, P.C.

We have served as the Company's auditor from 2017 to 2025.
Austin, Texas
February 25, 2025

Shoals Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except shares and par value)

	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$7,320	$23,511
Accounts receivable, net	128,793	78,181
Unbilled receivables	22,133	20,834
Inventory	89,878	55,977
Other current assets	9,762	9,849
Total Current Assets	257,886	188,352
Property, plant and equipment, net	53,302	28,222
Goodwill	69,941	69,941
Other intangible assets, net	33,499	41,083
Deferred tax assets	438,027	454,160
Right-of-use operating lease assets	46,044	1,786
Other assets	5,402	9,536
Total Assets	$904,101	$793,080

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$64,875	$20,032
Accrued expenses and other	22,215	12,541
Warranty liability—current portion	3,202	29,602
Deferred revenue	37,031	18,737
Total Current Liabilities	127,323	80,912
Revolving line of credit	136,750	141,750
Right-of-use operating lease liabilities, less current portion	38,661	1,235
Warranty liability, less current portion	403	11,392
Other long-term liabilities	991	991
Total Liabilities	304,128	236,280
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 171,358,711 and 170,670,779 shares issued, 167,450,324 and 166,762,392 outstanding as of December 31, 2025 and 2024, respectively	2	2
Additional paid-in capital	493,090	483,550
Treasury stock, at cost, 3,908,387 shares as of December 31, 2025 and 2024, respectively	(25,272)	(25,331)
Retained Earnings	132,153	98,579
Total Stockholders' Equity	599,973	556,800
Total Liabilities and Stockholders’ Equity	$904,101	$793,080
See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$475,331	$399,208	$488,939
Cost of revenue	308,823	257,191	320,635
Gross profit	166,508	142,017	168,304
Operating expenses
General and administrative expenses	101,524	82,254	80,719
Depreciation and amortization	8,599	8,591	8,550
Total operating expenses	110,123	90,845	89,269
Income from operations	56,385	51,172	79,035
Interest expense	(9,994)	(13,827)	(24,100)
Interest income	305	518	—
Gain on sale of assets	1,835	—	—
Foreign currency (loss) gain, net	(13)	—	—
Income before income taxes	48,518	37,863	54,935
Income tax expense	(14,944)	(13,736)	(12,274)
Net income	33,574	24,127	42,661
Less: net income attributable to non-controlling interests	—	—	2,687
Net income attributable to Shoals Technologies Group, Inc.	$33,574	$24,127	$39,974

Earnings per share of Class A common stock:
Basic	$0.20	$0.14	$0.24
Diluted	$0.20	$0.14	$0.24
Weighted average shares of Class A common stock outstanding:
Basic	167,257	168,570	164,165
Diluted	168,378	168,725	164,504

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Earnings	Non-Controlling Interests	Total Stockholders' Equity
Balance at December 31, 2022	137,904,663	$1	31,419,913	$1	$256,894	—	$—	$34,478	$9,615	$300,989
Net income	—	—	—	—	—	—	—	39,974	2,687	42,661
Equity-based compensation	—	—	—	—	20,862	—	—	—	—	20,862
Activity under equity-based compensation plan	—	—	—	—	(4,567)	—	—	—	687	(3,880)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,628)	(2,628)
Vesting of restricted / performance stock units	792,713	—	—	—	—	—	—	—	—	—
Exchange of Class B to Class A common stock	31,419,913	1	(31,419,913)	(1)	186,745	—	—	—	—	186,745
Reallocation of non-controlling interests	—	—	—	—	10,361	—	—	—	(10,361)	—
Elimination of the umbrella-partnership C Corporation structure	—	—	—	—	247	—	—			247
Balance at December 31, 2023	170,117,289	2	—	—	470,542	—	—	74,452	—	544,996
Net income	—	—	—	—	—	—	—	24,127	—	24,127
Equity-based compensation	—	—	—	—	14,230	—	—	—	—	14,230
Activity under equity-based compensation plan	—	—	—	—	(1,222)	—	—	—	—	(1,222)
Vesting of restricted / performance stock units	553,490	—	—	—	—	—	—	—	—	—
Repurchase of Class A Common Stock	(3,908,387)	—	—	—	—	3,908,387	(25,331)	—	—	(25,331)
Balance at December 31, 2024	166,762,392	2	—	—	483,550	3,908,387	(25,331)	98,579	—	556,800

Shoals Technologies Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands, except shares)

	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Earnings	Non-Controlling Interests	Total Stockholders' Equity
Net income	—	—	—	—	—	—	—	33,574	—	33,574
Equity-based compensation	—	—	—	—	9,902	—	—	—	—	9,902
Activity under equity-based compensation plan	—	—	—	—	(362)	—	—	—	—	(362)
Vesting of restricted / performance stock units	687,932	—	—	—	—	—	—	—	—	—
Excise taxes on treasury stock transactions	—	—	—	—	—	—	59	—	—	59
Balance at December 31, 2025	167,450,324	$2	—	$—	$493,090	3,908,387	$(25,272)	$132,153	$—	$599,973

See accompanying notes to consolidated financial statements.

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$33,574	$24,127	$42,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,817	12,626	10,529
Amortization/write off of deferred financing costs	622	3,093	2,165
Equity-based compensation	9,902	14,230	20,862
Provision for credit losses	—	—	296
Provision for obsolete or slow-moving inventory	1,206	2,670	5,041
Provision for warranty expense	522	15,203	59,556
Deferred taxes	16,132	14,035	11,334
Other	1,049	—	—
Changes in assets and liabilities:
Accounts receivable	(50,612)	28,937	(56,839)
Unbilled receivables	(1,299)	19,302	(23,423)
Inventory	(35,107)	(5,843)	15,009
Other assets	1,822	(9,767)	1,355
Accounts payable	43,320	5,636	5,171
Accrued expenses and other	4,790	(11,247)	4,471
Warranty liability	(40,965)	(29,123)	(5,202)
Deferred revenue	18,294	(3,491)	(1,031)
Net Cash Provided by Operating Activities	17,067	80,388	91,955
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(33,043)	(8,393)	(10,578)
Proceeds from sale of property, plant and equipment	5,088	—	—
Other	—	—	(269)
Net Cash Used in Investing Activities	(27,955)	(8,393)	(10,847)
Cash Flows from Financing Activities
Distributions to non-controlling interests	—	—	(2,628)
Employee withholding taxes related to net settled equity awards	(362)	(1,222)	(3,880)
Deferred financing costs	—	(2,638)	—
Payments on term loan facility	—	(143,750)	(51,500)
Proceeds from revolving credit facility	60,000	148,750	45,000
Repayments of revolving credit facility	(65,000)	(47,000)	(53,000)
Repurchase of Class A common stock	—	(25,331)	—
Excise taxes on treasury stock transactions	59	—	—
Deferred offering costs	—	—	(1,159)
Net Cash Used in Financing Activities	(5,303)	(71,191)	(67,167)
Net Increase (Decrease) in Cash, Cash Equivalents	(16,191)	804	13,941
Cash, Cash Equivalents—Beginning of Period	23,511	22,707	8,766
Cash, Cash Equivalents—End of Period	$7,320	$23,511	$22,707

Shoals Technologies Group, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information:
Cash paid for interest	$9,110	$16,287	$23,104
Cash paid for taxes	$(183)	$109	$1,324
Non-cash investing and financing activities:
Purchased equipment not yet paid for	$1,523	$—	$—
Right of use operating lease assets obtained in exchange for lease obligations	$46,168	$—	$—
Right of use operating lease liabilities obtained in exchange for lease assets	$41,336	$—	$—
Recording of deferred tax assets related to exchanges of Class B common stock to Class A common stock	$—	$—	$187,648
Capital contribution related to tax receivable agreement exchanges of Class B common stock to Class A common stock	$—	$—	$187,648

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
As of December 31, 2025, Shoals Technologies Group, Inc. owns directly or indirectly five subsidiaries: Shoals Intermediate Parent, Shoals Technologies Group, LLC, Shoals International, LLC, Shoals Energy Spain, S.L., and Shoals Energy Australia Pty Ltd.
The Company is headquartered in Portland, Tennessee and is leading design-engineering and manufacturer of advanced electrical infrastructure solutions for mission‑critical applications across solar photovoltaic (PV), battery energy storage solutions (BESS), and data center power systems for the global energy transition market.
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
Non-Controlling Interests
The non-controlling interests on the consolidated statements of operations represented a portion of earnings or loss attributable to the economic interests in the Company’s former subsidiary, Shoals Parent LLC, formerly held by direct or indirect holders of LLC Interests and our Class B common stock, including the founder and certain current and former executive officers, employees and their respective permitted

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

transferees (the “Continuing Equity Owners”). Activity related to non-controlling interests on the Statements of Changes in Members’ / Stockholders’ Equity represents activity related to the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 2023, the Company, along with wholly-owned subsidiary Shoals Intermediate Parent, owned 100% of Shoals Parent LLC. Effective December 31, 2023, Shoals Parent LLC merged with and into Shoals Intermediate Parent with Shoals Intermediate Parent as the surviving corporation.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Management determined there was no impairment for the years ended December 31, 2025, 2024 and 2023.
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
The Company completes its annual goodwill impairment test as of October 1 each year. For the years ended December 31, 2025, 2024 and 2023, the Company performed a qualitative assessment of its goodwill and determined no impairment. Since the Company’s formation on May 9, 2017, the Company has not had any goodwill impairment.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Shipping and Handling
The Company accounts for shipping and handling related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, payment by the Company’s customers for shipping and handling costs for delivery of the Company’s products are recorded as a component of revenue in the accompanying consolidated statements of operations. Shipping and handling expenses are included as a component of cost of revenue as incurred and totaled $5.3 million, $4.6 million and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Concentrations
The Company has cash deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on such amount and believes it is not subject to significant credit risk related to cash balances. As of December 31, 2025, $6.8 million of the Company’s bank balances were in excess of FDIC insurance limits.
The Company had the following revenue concentrations representing approximately 10% or more of revenue for the years ended December 31, 2025, 2024 and 2023 and related accounts receivable concentrations as of December 31, 2025, and 2024:

	2025		2024		2023
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %	Revenue %
Customer A	19.1%	25.2%	26.4%	19.0%	36.3%
Customer B	12.9%	6.9%	10.4%	8.8%	5.5%

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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense financial statement caption in the accompanying consolidated statements of operations. The Company did not have any material interest and penalties during the years ended December 31, 2025, 2024 and 2023.
The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on each jurisdictions’ rules, beginning generally after the income tax returns are filed.
Product Warranty
The Company offers an assurance type warranty for its products against manufacturer defects and does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. Specific liabilities are established once an issue is identified with the amounts for such liabilities based on the estimated cost of correction. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary. As of December 31, 2025 and 2024 our estimated warranty liability was $3.6 million and $41.0 million, respectively. See further discussion of warranty related matters in Note 8 - Warranty Liability.
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
Foreign Currency Remeasurement
The reporting currency of the Company and its subsidiaries is the United States dollar. Remeasurement gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included the consolidated statements of operations.
Advertising Expenses
Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2025, 2024 and 2023 were not material to our consolidated financial statements.
Research and Development Expenses
Research and development expenses are expensed as incurred. Research and development expenses for the years ended December 31, 2025, 2024 and 2023 were not material to our consolidated financial statements.
New Accounting Standards
Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 16 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-06 is not expected to significantly change our current accounting for internal-use software.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20 "Accounting for Government Grants and Disclosure of Government Assistance". The new guidance is effective for public business entities in annual periods beginning after December 15, 2028, with early adoption permitted. ASU 2025-10 is not expected to significantly change our current accounting for incentives from federal, state, and local governments.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable	$129,289	$78,677
Less: allowance for credit losses	(496)	(496)
Accounts receivable, net	$128,793	$78,181

4.    Inventory
Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$90,694	$55,703
Work in process	2,842	2,316
Finished goods	268	2,415
Allowance for obsolete or slow-moving inventory	(3,926)	(4,457)
Inventory	$89,878	$55,977

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The following table presents the change in the allowance for obsolete or slow-moving inventory balances (in thousands):

	December 31,
	2025	2024
Allowance balance, beginning of year	$(4,457)	$(6,569)
Provision	(1,206)	(2,670)
Write offs	1,737	4,782
Allowance balance, end of year	$(3,926)	$(4,457)

5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2025	2024
Land	N/A	$610	$840
Building and land improvements	5-40	30,228	13,687
Machinery and equipment	3-5	23,940	19,958
Furniture and fixtures	3-7	3,193	2,705
Vehicles	5	125	125
Construction in Progress		12,694	3,969
		70,790	41,284
Less: accumulated depreciation		(17,488)	(13,062)
Property, plant and equipment, net		$53,302	$28,222

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $6.2 million, $5.0 million and $2.6 million, respectively. During the years ended December 31, 2025, 2024 and 2023, $5.2 million, $4.0 million and $2.0 million, respectively, of depreciation expense was allocated to cost of revenue and $1.0 million, $1.0 million and $0.6 million, respectively, of depreciation expense was allocated to operating expenses.

6.    Goodwill and Other Intangible Assets
Goodwill
As of December 31, 2025 and 2024, goodwill totaled $69.9 million. There was no change or adjustments to the carrying amount of goodwill during the years ended December 31, 2025 and 2024.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	Estimated Useful Lives (Years)
		December 31,
		2025	2024
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Total amortizable intangibles		99,600	99,600
Accumulated amortization:
Customer relationships		35,223	31,179
Developed technology		22,845	20,183
Trade names		8,033	7,155
Total accumulated amortization		66,101	58,517
Total other intangible assets, net		$33,499	$41,083

Amortization expense related to intangible assets amounted to $7.6 million, $7.6 million and $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated future annual amortization expense for other intangible assets, net are as follows (in thousands):

For the Year Ended December 31,	Amortization Expense
2026	7,585
2027	7,585
2028	7,585
2029	7,585
2030	3,159
$33,499

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation	$6,532	$5,005
Accrued interest	653	259
Accrued rebates	4,851	3,058
Other accrued expenses	10,179	4,219
Total accrued expenses and other	$22,215	$12,541
8.     Warranty Liability
General Warranty

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The Company offers an assurance type warranty for its products against manufacturer defects which does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of December 31, 2025 and December 31, 2024, our estimated general warranty liability was approximately $0.3 million and $1.1 million, respectively. The Company recorded total warranty expense related to general warranty matters of $0.5 million, $1.9 million, and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Wire Insulation Shrinkback Warranty
The Company was notified by certain customers that a subset of wire harnesses used in its EBOS solutions has presented unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Annual Report, the Company determined that a loss was both probable and reasonably estimable. For the year ended December 31, 2023, the Company disclosed an initial range of potential loss from $59.7 million to $184.9 million. The Company recorded warranty expense for this matter of $59.2 million during the year ended December 31, 2023. During the year ended December 31, 2024, the Company determined it was appropriate to adjust the range of estimates previously provided based on additional information obtained. The low-end of the estimated range increased to $73.0 million and the high-end decreased to $160.0 million. The Company recorded warranty expense of $13.3 million during the year ended December 31, 2024.
In accordance with ASC 450, Contingencies, the Company believes the potential estimated loss for this matter is $73.0 million, which represents the best estimate of the potential loss as of December 31, 2025, of which $69.7 million has been incurred to date. As of December 31, 2025, our recorded remaining warranty liability related to this matter was $3.3 million. It is reasonably possible that our liability could exceed the amount recorded, including due to additional reports of wire insulation shrinkback at previously affected and reported solar projects or at projects not previously reported or otherwise identified. Any excess amounts remain uncertain.
The estimated loss, as revised, continues to be based on several assumptions, including estimated failure rates, future notification of impacted harnesses, the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, materials replacement cost, planned remediation method, and inspection costs. While our wire insulation shrinkback warranty liability represents our best estimate of expected losses, the Company will monitor future activity to best estimate potential losses. The Company has increased, and may further increase, its estimated warranty liability from its current estimate based on available information, including future remediation efforts and the scope of future replacements, if any. Such increase may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 15 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, Contingencies, and has not been considered in our estimate of the warranty liability as of December 31, 2025.
The Company recorded total warranty expense related to this matter of zero, $13.3 million, and $59.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Warranty liability, beginning of period	$40,994	$54,914	$560
Warranty expense	522	15,203	59,556
Payments	(40,965)	(29,123)	(5,202)
Warranty adjustments (1)	3,054	—	—
Warranty liability, end of period	$3,605	$40,994	$54,914
Less: current portion	3,202	29,602	31,099
Warranty liability, net current portion	$403	$11,392	$23,815
(1) Warranty adjustments are related to the expected value of scrap recoveries and have been recorded in other assets.
9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2025	2024
Revolving line of credit	$136,750	$141,750

The aggregate amounts of principal maturities on the Company’s long-term debt is as follows (in thousands):

For the Year Ended December 31,
2026	$—
2027	—
2028	—
2029	136,750
Thereafter	—
$136,750

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
In December 2020, Shoals Holdings LLC entered into two amendments to the Senior Secured Credit Agreement in order to obtain a $100.0 million increase to the Revolving Credit Facility and modify the terms of the interest rate and prepayment premium. As part of the first amendment the Company repaid and terminated all outstanding commitments under the Delayed Draw Term Loan Facility.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

On May 2, 2022, Shoals Holdings LLC entered into an amendment to the Senior Secured Credit Agreement in order to increase the amount available for borrowing under the Revolving Credit Facility from $100.0 million to $150.0 million. The amendment also set forth Secured Overnight Financing Rate (“SOFR”) as the benchmark rate.
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
Following the delivery of the Company’s compliance certificate for the second quarter of 2024, and as of December 31, 2025, pursuant to our Senior Secured Credit Agreement, the Revolving Credit Facility bears interest at a rate equal to, at the Company’s election, either adjusted term SOFR or base rate (each, as defined in the Senior Secured Credit Agreement) plus an applicable interest rate margin, based upon the consolidated first lien secured leverage ratio. The applicable interest rate margin varies from 2.25% to 3.00% per annum for term benchmark loans and 1.25% to 2.00% per annum for base rate loans. As of December 31, 2025, the interest rate on the Revolving Credit Facility ranged from 6.77% to 7.03%, which represented SOFR plus 3.0%.
As of December 31, 2025, there were $136.8 million of outstanding borrowings on the Revolving Credit Facility, and the Company had $60.5 million of availability under the Revolving Credit Facility.
Guarantees and Security
The obligations under the Senior Secured Credit Agreement are guaranteed by Shoals Technologies Group, Inc.’s and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of December 31, 2025, the Company was in compliance with all the required covenants.

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
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Shoals Technologies Group, Inc. - basic & diluted	$33,574	$24,127	$39,974
Denominator:
Weighted average shares of Class A common stock outstanding - basic	167,257	168,570	164,165
Effect of dilutive securities:
Restricted / performance stock units	1,121	155	339
Weighted average shares of Class A common stock outstanding - diluted	168,378	168,725	164,504

Earnings per share of Class A common stock - basic	$0.20	$0.14	$0.24
Earnings per share of Class A common stock - diluted	$0.20	$0.14	$0.24
For the years ended December 31, 2025 and 2024 there were no shares of Class B common stock outstanding as all outstanding shares of Class B common stock (together with the relevant limited liability units) were exchanged for Class A common stock in the first quarter of 2023.

11.    Equity-Based Compensation
2021 Long-Term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan.
Restricted Stock Units
During the years ended December 31, 2025, 2024 and 2023 the Company granted 2,119,962, 1,559,317, and 413,873 restricted stock units (“RSUs”), respectively, to certain employees, officers and directors of the Company. The RSUs had grant date fair values ranging from $3.26 to $10.34, $4.40 to $15.39, and $14.45 to $28.26, respectively, during the years ended December 31, 2025, 2024 and 2023. The RSUs generally vest ratably over 3 years, except for director grants which vest over one year, and for retention grants which vest over 2 to 3 years.
Activity under the 2021 Incentive Plan for RSUs was as follows:

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2022	1,736,975	$22.34
Granted	413,873	$24.78
Vested	(887,996)	$21.39
Forfeited	(91,386)	$23.05
Outstanding, December 31, 2023	1,171,466	$23.87
Granted	1,559,317	$8.91
Vested	(650,080)	$23.43
Forfeited	(238,347)	$16.75
Outstanding, December 31, 2024	1,842,356	$12.21
Granted	2,119,962	$4.33
Vested	(734,768)	$17.33
Forfeited	(371,728)	$6.86
Outstanding, December 31, 2025	2,855,822	$5.75

Performance Stock Units
During the years ended December 31, 2025, 2024 and 2023, the Company granted an aggregate of 941,257, 324,099, and 205,585 Performance Stock Units (“PSUs”), respectively, to certain executives. The PSUs granted during 2023 cliff vest after 3 years upon meeting certain revenue and gross profit targets. The PSUs granted during 2024 and 2025 cliff vest after 3 years upon meeting certain revenue and adjusted EPS targets and contain certain modifiers which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued using the market value of the Class A common stock on the grant date ranging from $4.59 to $5.34, $13.01 to $15.39, and $26.55 to $28.26, respectively, during the years ended December 31, 2025, 2024 and 2023.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2022	256,305	$11.89
Granted	205,585	$27.75
Vested	(67,101)	$11.86
Forfeited	(101,323)	$13.08
Outstanding, December 31, 2023	293,466	$22.59
Granted	324,099	$15.30
Vested	(22,790)	$16.04
Forfeited	(122,109)	$19.26
Outstanding, December 31, 2024	472,666	$18.77
Granted	941,257	$4.63
Vested	(37,678)	$14.43
Forfeited	(54,725)	$9.65
Outstanding, December 31, 2025	1,321,520	$9.20

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $9.9 million, $14.2 million, and $20.9 million, respectively, in equity-based compensation. As of December 31, 2025, the Company had $13.9 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 1.87 years.

12.    Stockholders’ Equity
Secondary Offerings
On March 10, 2023, the selling stockholders, which consisted of certain entities controlled by the Company’s founder, completed a secondary offering consisting of 24,501,650 shares of Class A common stock. Following this transaction, the holders of LLC Interests exchanged all the LLC Interests and corresponding shares of Class B common stock of the Company beneficially owned by them into shares of Class A common stock of the Company. As a result, upon effectiveness of such exchanges, all of the LLC Interests in Shoals Parent LLC were held by the Company, no other holders owned LLC Interests and no Class B common stock was or is outstanding. The Company did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders in this offering. As of December 31, 2025 and 2024, there were no shares of Class B common stock nor LLC Interests outstanding, and no shares of Class B common stock are currently issuable.
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

Common Stock Economic and Voting Rights
Holders of Class A common stock are entitled to one vote per share and, except as otherwise required, vote together as a single class on all matters on which stockholders generally are entitled to vote.
Share Repurchase Program and Accelerated Share Repurchase Agreement
On June 11, 2024, the Company announced a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $150.0 million of the Company’s Class A common stock, with an estimated

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

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
The Company did not repurchase any shares of its common stock under the Repurchase Program during the twelve months ended December 31, 2025.

13.    Non-Controlling Interests
As of the first quarter of 2023, the Company owned 100% of Shoals Parent LLC. The following table summarizes the effects of the changes in ownership in Shoals Parent LLC on equity for the year ended December 31, 2023. There was no activity for the years ended December 31, 2025 or 2024.

Year ended December 31,
2023
Net income attributable to non-controlling interests	$2,687
Transfers to non-controlling interests:
Increase as a result of activity under equity-based compensation plan	687
Decrease from tax distributions to non-controlling interests	(2,628)
Reallocation of non-controlling interests	(10,361)
Change from net income attributable to non-controlling interests and transfers to non-controlling interests	$(9,615)
Issuance of Additional LLC Interests

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Under the limited liability company agreement of Shoals Parent LLC (“LLC Agreement”), the Company was required to cause Shoals Parent LLC to issue additional LLC Interests to the Company when the Company issued additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company contributed to Shoals Parent LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock. The Company caused Shoals Parent LLC to issue a number of LLC Interests equal to the number of shares of Class A common stock issued such that, at all times, the number of LLC Interests held by the Company was equal to the number of outstanding shares of Class A common stock. During the year ended December 31, 2023, the Company caused Shoals Parent LLC to issue to the Company a total of 601,518 LLC Interests, for the vesting of awards granted under the 2021 Long-Term Incentive Plan. There were no issuance of LLC Interests for the years ended December 31, 2025 and 2024. On July 1, 2023, the Company contributed 100% of its LLC Interests in Shoals Parent LLC to its wholly-owned subsidiary, Shoals Intermediate Parent. Following the contribution, Shoals Parent LLC became a disregarded single member limited liability company, eliminating the Up-C structure. Effective December 31, 2023, Shoals Parent LLC merged with and into Shoals Intermediate Parent with Shoals Intermediate Parent as the surviving corporation.
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Shoals Parent LLC did not incur significant federal, state or local income taxes, as these taxes were primarily the obligations of its members. As authorized by the LLC Agreement, Shoals Parent LLC was required to distribute cash, to the extent that Shoals Parent LLC had cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Shoals Parent LLC taxable earnings. Shoals Parent LLC made such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income. During the year ended December 31, 2023, tax distributions to non-controlling LLC Interests holders were $2.6 million. There was no tax distribution activity for the years ended December 31, 2025 and 2024.
Other Distributions
Pursuant to the LLC Agreement, the Company had the right to determine when distributions would be made to LLC members and the amount of any such distributions. If the Company authorized a distribution, such distribution was made to the members of the LLC (including the Company) pro rata in accordance with the percentages of their respective LLC units.

14.    Leases
The Company has operating leases for real estate related to manufacturing operations. The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

		December 31,
	Location on the Consolidated Balance Sheets	2025	2024
Right-of-use asset	Right-of-use operating lease assets	$46,044	$1,786

Lease liability, current portion	Accrued expenses and other	$3,217	$881
Lease liability, net current portion	Right-of-use operating lease liabilities	38,661	1,235
Total lease liability		$41,878	$2,116
The Company entered into a lease agreement for a new manufacturing facility in order to expand the operational footprint of the Portland, Tennessee manufacturing facilities. The accounting commencement date for the lease of this new and expanded facility was September 1, 2025.
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
Operating lease arrangements are comprised primarily of real estate and equipment agreements. The Company elected to apply the practical expedient to consider non-lease components as a part of the lease. The Company’s leases contain certain non-lease components for common area maintenance which are variable on a month to month basis and as such recorded as a variable lease expense as incurred.
The details of the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$2,884	$1,085	$1,189
Variable lease expense	233	227	168
Short-term lease expense	111	45	61
Total lease expense	$3,228	$1,357	$1,418

The following table presents the maturities of lease liabilities as of December 31, 2025 (in thousands):

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

For the Year Ended December 31,	Operating Leases
2026	6,070
2027	5,597
2028	5,431
2029	5,596
2030	5,762
Thereafter	30,388
Total lease payments	58,844
Less: Imputed lease interest	(16,966)
Total lease liabilities	$41,878

The Company’s weighted average remaining lease-term and weighted average discount rate are as follows:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease-term	9.58 years	2.33 years
Weighted average discount rate	7.1%	4.5%

Supplemental cash flow and other information related to operating leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating cash flows from operating leases	$6,275	$1,610
Non-cash investing activities:
Right of use operating lease assets obtained in exchange for lease obligations	$46,168	$—
Right of use operating lease liabilities obtained in exchange for lease assets	$41,336	$—

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

Intellectual Property Litigation

The 2023 IP Litigations. On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista,

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. The District Court actions seek injunctive relief and monetary damages. The District Court actions have been stayed pending the final disposition of the ITC investigation. On August 30, 2024, the Administrative Law Judge issued a Final Initial Determination finding that Voltage violated Section 337 of the Tariff Act of 1930, as amended, by importing infringing LYNX trunk bus products into the United States. However, on January 14, 2025, the ITC reversed the Administrative Law Judge’s Final Initial Determination and issued a Notice of a Commission Final Determination Finding No Violation of Section 337. The Company appealed the ITC’s decision to the Federal Circuit on February 11, 2025. The appeal is pending. On February 11, 2026, the Company and Hikam filed a voluntary, joint-dismissal that will end the legal proceedings as they pertain to Hikam. The Company’s case against Voltage remains stayed pending a ruling in the appeal.

The 2025 IP Litigations. On January 9, 2025, the Company filed a patent infringement complaint at the ITC against Voltage. This complaint cites two new patents (the ‘375 and ‘376 Patents) that cover the Company’s BLA solutions. Also on January 9, 2025, the Company filed a complaint against Voltage in the U.S. District Court for the Middle District of North Carolina “(the District Court case”) on the same subject matter. These complaints seek injunctive relief and, in the District Court case, damages for reasonable royalty and lost profits.
On February 6, 2026, an Administrative Law Judge at the ITC issued an Initial Determination finding that Voltage’s products infringed on Shoals ‘375 and ‘376 patents. The ITC is expected to issue a Final Determination by June 2026.
In the District Court case, a bench trial on certain equitable defenses raised by Voltage is scheduled for February 26-27 of 2026. A jury trial to resolve Shoals’ infringement claims and other remaining matters is scheduled for August 2026. On February 17, 2026, Shoals filed a motion for preliminary injunction seeking additional, immediate relief to prevent the alleged infringing activities from continuing while the case is pending. Voltage’s response to this motion is due March 10, 2026.
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

Wire Insulation Shrinkback Litigation

On October 31, 2023, the Company filed a complaint against Prysmian in the U.S. District Court for the Middle District of Tennessee, Nashville Division. The Company filed an amended complaint on December 4, 2024. The amended complaint alleges that the Company suffered damages caused by defective wire Prysmian

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

sold to the Company from approximately 2019 through approximately 2022. The amended complaint alleges that the wire at issue in the litigation has presented unacceptable levels of wire insulation shrinkback. The amended complaint includes, among other causes of action, product liability, breach of contract, breach of warranty, indemnity, and negligence claims. Mediation in this case is ongoing.
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
On May 24, 2024, all of these cases were consolidated into one action captioned In re Shoals Technologies Group, Inc. Securities Litigation. Plaintiff Erste Asset Management GmbH has been appointed Lead Plaintiff. On December 9, 2024, Lead Plaintiff and plaintiff Kissimmee Utility Authority Employees’ Retirement Plan filed a consolidated complaint, and on February 4, 2025, Plaintiffs filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 18, 2025. Plaintiffs filed an opposition to the motion to dismiss on April 21, 2025. On September 30, the court issued its ruling on the motion to dismiss, granting it in part and denying it in part. On January 21, 2025, Plaintiffs filed a motion for class certification, appointment of class representatives, and approval of class counsel. Defendants’ opposition to Plaintiffs’ motion is due April 6, 2026. Plaintiffs’ reply brief in support of their motion is due May 21, 2026. In December 2025 and January 2026, the Company and the Plaintiffs engaged in court-ordered mediation. This case is ongoing.
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

Derivative Litigation
On May 16, 2024, a derivative stockholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Middle District of Tennessee, Nashville Division, captioned Corwin v. Forth, et al. The complaint asserts claims for breach of fiduciary duty relating to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only. On July 24, 2024, another derivative stockholder action was filed against certain current and former officers and directors of the Company in the same court, captioned Ouellet v. Whitaker et al. The complaint asserts, among others, claims for breach of fiduciary duty, gross mismanagement, abuse of control, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act, and insider trading, all of which relate to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only. On August 21, 2024, these derivative stockholder actions were consolidated into a single action captioned In re Shoals Technologies Group, Inc. Derivative Litigation (the “Tennessee Derivative Action”).
On March 26, 2025, another derivative stockholder action was filed against certain current and former officers and directors of the Company in the same court as the consolidated action, captioned Norman v. Whitaker, et al. The complaint asserts, among others, claims for violations of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, insider trading, and unjust enrichment, all of which relate to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only. On April 11, 2025, the Norman action was consolidated with the Tennessee Derivative Action. On January 19, 2026, the parties in the Tennessee Derivative Action filed a stipulation to stay the Tennessee Derivative Action until 60 days following the conclusion of the January 2026 mediation in the Securities Litigation.
On December 2, 2025, another derivative stockholder action was filed against certain current and former officers and directors of the Company in the Delaware Court of Chancery, captioned Gipsman v. Whitaker, et al. (the “Delaware Derivative Action”). The Delaware Derivative Action asserts claims for breach of fiduciary duty, insider trading, unjust enrichment, and corporate waste, all of which relate to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only.
Although the Company intends to continue to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of the derivative litigation or determine the amount or range of potential losses associated with the lawsuit.
Surety Bonds
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of December 31, 2025, the maximum potential payment obligation with regard to surety bonds was $40.3 million.
Employee Benefit Plan

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The Company has a 401(k) retirement plan for substantially all of its employees based on certain eligibility requirements. Effective January 1, 2021 the Company began making matching contributions to the plan and may also provide discretionary contributions to the plan at the discretion of management. No such discretionary contributions have been made since inception of the plan. For the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions totaling $1.4 million, $0.7 million and $0.5 million, respectively.
16.    Income Taxes
The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$48,518	$37,863	$54,935
Foreign	—	—	—
Income before income taxes	$48,518	$37,863	$54,935

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income taxes:
Federal	$—	$11	$—
State	(1,188)	(310)	915
Foreign	—	—	—
Total current income taxes	(1,188)	(299)	915
Deferred income taxes:
Federal	13,338	10,890	10,146
State	2,794	3,145	1,188
Foreign	—	—	—
Total deferred income taxes	16,132	14,035	11,334
Other tax expense	—	—	25
Income tax expense	$14,944	$13,736	$12,274

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the prospective adoption of ASU 2023-09 is as follows:

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025
U.S. Federal Statutory Tax Rate	$10,189	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	1,855	3.8%
Changes in Valuation Allowances	(48)	(0.1)%
Nontaxable or Nondeductible Items
Equity Compensation	2,051	4.2%
Other	529	1.1%
Other Adjustments	368	0.8%
Effective Tax Rate	$14,944	30.8%
(a) The state taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
U.S. federal income taxes at statutory rate	$7,951	$11,537
State and local income tax, net of federal benefit	787	1,811
Permanent tax adjustments	146	101
Equity-based compensation	1,764	447
Non-deductible officers' compensation	343	968
Non-controlling interests	—	(564)
Termination of Up-C structure	—	(2,347)
Change in valuation allowance	2,112	988
Other	633	(667)
Income tax expense	$13,736	$12,274

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Inventory, net	1,157	1,203
Property, plant & equipment, net	170	728
Goodwill (1)	385,586	419,088
Accrued expenses and other	943	793
Warranty liability	128	9,573
Net operating loss	55,562	27,269
Equity-based compensation	1,434	2,559
163(j) business interest expense	2,648	3,039
Other	11,229	2,510
Total deferred tax assets	458,857	466,762
Less valuation allowance	(3,043)	(3,100)
Total deferred tax assets, net	455,814	463,662
Deferred tax liabilities:
Other intangible assets, net	(7,078)	(8,872)
Other	(10,709)	(630)
Total deferred tax liabilities	(17,787)	(9,502)
Net deferred tax asset	$438,027	$454,160
(1) Goodwill represents the excess of tax-deductible goodwill over book goodwill of $1,658 million as of December 31, 2025, and $1,795 million as of December 31, 2024, which is mainly related to the step-up in tax basis resulting from exchanges of LLC Interests for shares of Class A common stock.
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
As of December 31, 2025, the Company has $235.9 million and $121.7 million federal and state net operating loss carryforwards, respectively. If not utilized, $235.9 million of the federal net operating loss can be carried forward indefinitely. If not utilized, $27.0 million of the state net operating loss can be carried forward indefinitely and $94.7 million will expire between 2033-2045.
In the prior year, the Company recorded a valuation allowance related to its state net operating loss carryforwards and goodwill amortization in the amount of $2.1 million, as it is more likely than not these deferred tax assets would not be realized. As of December 31, 2025, the Company’s assessment of the valuation allowance resulted in an insignificant adjustment in the current year. The valuation allowance mainly derives from states with shortened net operating loss carryforward periods. Additionally, since goodwill amortization is the primary contributor to the net operating losses, it must be considered in the analysis, as the net operating loss carryforwards will expire before the benefit of the goodwill amortization is fully realized in

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

certain states. As of December 31, 2023, the Company determined that a valuation allowance related to land and other non-amortizable intangibles in the amount of $1.0 million was required, as it is more likely than not these deferred tax assets would not be realized. As of December 31, 2025, an insignificant amount of the valuation allowance was released due to the disposal of land. The federal and state valuation allowance is $0.9 million and $2.1 million, respectively, for a total valuation allowance of $3.0 million as of December 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. OBBBA includes significant changes to U.S. federal income tax law, including modifications to the 2017 Tax Cuts and Jobs Act and 2022 Inflation Reduction Act provisions. The law made changes to certain business deductions and credits, and new limitations and incentives affecting capital investment and clean energy. As of December 31, 2025, OBBBA had minimal impact on the Company’s tax position. Given the complexities, including recently issued guidance from the Internal Revenue Service and regulations from the U.S. Treasury Department, we will continue to monitor these developments and evaluate the potential future impact to our results of operations.
As of December 31, 2025 and 2024, the Company has recorded $0.7 million and $1.0 million, respectively, of gross unrecognized tax benefits inclusive of interest and penalties, all of which, if recognized, would favorably impact the effective tax rate. We do not expect a significant change in our uncertain tax benefits in the next twelve months. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.
We are generally subject to tax examinations by U.S. federal and state tax authorities for years beginning after 2021 and 2020, respectively.
The table below provides the updated requirements of ASU 2023-09 for cash paid for income taxes, net of refunds.

Year Ended December 31,
2025
Cash paid for income taxes, net of refunds
U.S. Federal	$—
U.S. State and Local
Minnesota	(10)
Tennessee	(173)
Other	—
Foreign	—
Total cash paid during the period for income taxes	$(183)

17.    Revenue Recognition
Disaggregation of revenue
Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers based on product type. Revenue by product type is disaggregated between system solutions and components. System solutions are contracts under which the Company provides multiple products typically in connection

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

with the design and specification of an entire EBOS system. Components represents sales of individual components.
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Year Ended December 31,
	2025	2024	2023
System solutions	$374,189	$306,145	$398,384
Components	101,142	93,063	90,555
Total revenue	$475,331	$399,208	$488,939

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

		December 31,
	Location on the Consolidated Balance Sheets	2025	2024
Billed accounts receivable	Accounts receivable, net	$119,521	$70,882
Retainage	Accounts receivable, net	$9,272	$7,299
Contract assets	Other assets	$—	$4,251
Contract liabilities	Accrued expenses and other	$1,811	$—
Unbilled receivables	Unbilled receivables	$22,133	$20,834
Deferred revenue	Deferred revenue	$37,031	$18,737
Accrued rebates	Accrued expenses and other	$4,851	$3,058
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

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the year ended December 31, 2025, $13.5 million, or 72% of deferred revenue recorded as of December 31, 2024, was recognized in revenue. During the year ended December 31, 2024, $20.6 million, or 93% of deferred revenue recorded as of December 31, 2023, was recognized in revenue.
Accrued rebates are recorded based on sales volumes from agreed upon rebate terms. Rebates are typically paid within three to four months.

18.    Segment Reporting
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
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Revenue	$475,331	$399,208	$488,939
Cost of revenue	308,823	257,191	320,635
Gross profit	166,508	142,017	168,304
Operating expenses
General and administrative	101,524	82,254	80,719
Depreciation and amortization	8,599	8,591	8,550
Total operating expenses	110,123	90,845	89,269
Income from operations	56,385	51,172	79,035
Non-operating income/(expense) (1)	(7,867)	(13,309)	(24,100)
Income tax expense	(14,944)	(13,736)	(12,274)
Net income	$33,574	$24,127	$42,661
(1) Consists of non-operating expenses included on the consolidated income statements which includes interest expense, interest income, gains and losses on the disposal of assets, and foreign currency gains and losses.
All of the Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located within the United States.

Shoals Technologies Group, Inc.
Notes to Consolidated Financial Statements

19. Subsequent Events
On February 20, 2026, the U.S. Supreme Court invalidated the current U.S. presidential administration's tariff measures after concluding that the International Emergency Economic Powers Act did not authorize their imposition. It is uncertain how future repercussions of the ruling and other changes in trade policy would impact our operations, supply chain, and cash flow.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2025. That report appears in "Item 8. Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a)(1) Financial Statements.
The financial statements and supplementary data required by this item are included within this Annual Report on Form 10-K beginning on page 44.
(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.
(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	10-Q	8/6/2024	3.2
3.3*	Second Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated February 20, 2025	10-K	2/25/2025	3.3
4.1*	Description of Registered Securities
10.1†	Employment Agreement, effective as of October 3, 2022, by and between Dominic Bardos and Shoals Technologies Group, LLC	10-Q	11/14/2022	10.1
10.2†	Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan	S-8	1/29/2021	10.1
10.3†	Form of RSU Grant Notice and Award Agreement (2025)	10-Q	5/6/2025	10.1
10.4†	Form of PSU Grant Notice and Award Agreement (2025)	10-Q	5/6/2025	10.2
10.5*†	Form of RSU Grant Notice and Award Agreement (Employees)
10.6*†	Form of RSU Grant Notice and Award Agreement (Directors)
10.7†	Form of Director and Officer Indemnification Agreement	S-1	12/30/2020	10.5
10.8†	Shoals Technologies Group, Inc. Executive Severance Plan	8-K	2/27/2023	10.2
10.9†	Offer Letter, dated as of June 11, 2023, by and between Brandon Moss and Shoals Technologies Group, Inc.	8-K	6/14/2023	10.1

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
10.10	Amendment No. 2, dated as of December 30, 2020, to the Credit Agreement, dated as of November 25, 2020, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Administrative Agent and Collateral Agent, the lenders party thereto, and JPMorgan Chase Bank, N.A. and Guggenheim Securities, LLC, as lead arrangers and bookrunners	S-1	12/30/2020	10.1
10.11	Amendment No. 3 to Credit Agreement, dated as of August 26, 2021, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. as Revolving Facility Administrative Agent and each L/C Issuer and the lenders party thereto	10-Q	11/10/2021	10.1
10.12	Amendment No. 5 to Credit Agreement, dated as of May 2, 2022, by and among Shoals Holdings LLC, Shoals Intermediate Holdings LLC, Wilmington Trust, National Association, as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Revolving Facility Administrative Agent and each L/C Issuer and the lenders party thereto	8-K	5/5/2022	10.1
10.13	Amendment No. 6 to Credit Agreement, dated as of March 19, 2024, by and among Shoals Technologies Group, Inc., Wilmington Trust, National Association, as Collateral Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and each L/C Issuer and the lenders party thereto	8-K	3/22/2024	10.1
10.14†	Offer Letter, dated December 12, 2022, by and between Jeffery Tolnar and Shoals Technologies Group, Inc.	10-K	2/28/2024	10.24
10.15†	Offer Letter, dated March 1, 2024, by and between Inez Lund and Shoals Technologies Group, Inc.	10-K	2/25/2025	10.18
10.16†	Offer Letter, dated May 13, 2025, by and between Bobbie King and Shoals Technologies Group, Inc.	10-Q	8/5/2025	10.19
10.17†	Offer Letter, dated October 7, 2025, by and between David Van Bibber and Shoals Technologies Group, Inc.	8-K	11/6/2025	10.1
19.1*	Shoals Technologies Group, Inc. Insider Trading Policy	10-K	2/25/2025	19.1
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of BDO USA, P.C.

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Shoals Technologies Group, Inc. Clawback and Recoupment Policy	10-K	2/28/2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

________
* Filed herewith
** Furnished herewith
† Indicates a management contract or compensatory plan.

Item 16. Form 10–K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2026.

Shoals Technologies Group, Inc.

By:	/s/ Brandon Moss
	Name:	Brandon Moss
	Title:	Chief Executive Officer and Director

* * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Brandon Moss	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2026
Brandon Moss

/s/ Dominic Bardos	Chief Financial Officer	February 24, 2026
Dominic Bardos	(Principal Financial Officer)

/s/ David Van Bibber	Chief Accounting Officer	February 24, 2026
David Van Bibber	(Principal Accounting Officer)

/s/ Brad Forth	Chair of the Board of Directors	February 24, 2026
Brad Forth

/s/ Ty Daul	Member of the Board of Directors	February 24, 2026
Ty Daul

/s/ Lori Sundberg	Member of the Board of Directors	February 24, 2026
Lori Sundberg

/s/ Toni Volpe	Member of the Board of Directors	February 24, 2026
Toni Volpe

/s/ Niharika Taskar Ramdev	Member of the Board of Directors	February 24, 2026
Niharika Taskar Ramdev

Signature	Title	Date
/s/ Jeannette Mills	Member of the Board of Directors	February 24, 2026
Jeannette Mills

/s/ Robert Julian	Member of the Board of Directors	February 24, 2026
Robert Julian