Form 10-Q
period 2026-03-31
Shoals Technologies Group, Inc.
filed 2026-05-05
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 29, 2026, the registrant had 167,771,817 shares of Class A common stock and no shares of Class B common stock outstanding. This number excludes 3,908,387 shares held by the registrant as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) of Shoals Technologies Group, Inc. (the “Company,” “we,” “us,” “our,” and “Shoals”) contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; expectations regarding the utility-scale solar market; project delays; regulatory environment, including changes or potential changes to such environment; the effects of strategic pricing actions, volume discounts and customer mix in our key markets; pipeline and orders; business strategies, plans and expectations, including sales and marketing goals; technology developments; financing and investment plans; warranty and liability accruals and estimates of loss or gains; estimates of potential loss related to the wire insulation shrinkback matter (as defined in Note 8 to the notes to condensed consolidated financial statements); litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback litigation; potential growth opportunities, including opportunities associated with our entry into new markets; and production and capacity at our plants. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Important factors that could cause actual results to differ materially from expectations are included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II of this Form 10-Q, as well as Part I Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•We are subject to risks from changes to trade restrictions, import tariffs, anti-dumping and countervailing duties. Such changes could adversely affect the amount or timing of our revenue, results of operations or cash flows.

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
•We may face difficulties integrating and optimizing our consolidated Tennessee-based manufacturing and distribution operations and may not fully realize the anticipated benefits.
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
•We are subject to risks related to our ability to protect, enforce, and defend our intellectual property.
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
•Failure of our information technology systems, including those managed by third parties, or cybersecurity incidents could disrupt our operations and adversely affect our results of operations.
•Our expansion outside the U.S. could subject us to additional business, financial, regulatory and competitive risks.
•Our indebtedness could adversely affect our financial flexibility, restrict our current and future operations, and our competitive position
v

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$1,877	$7,320
Accounts receivable, net	129,205	128,793
Unbilled receivables	15,144	22,133
Inventory	158,993	89,878
Insurance receivable	64,750	—
Other current assets	12,572	9,762
Total Current Assets	382,541	257,886
Property, plant and equipment, net	59,072	53,302
Goodwill	69,941	69,941
Other intangible assets, net	31,603	33,499
Deferred tax assets	438,116	438,027
Right-of-use operating lease assets	45,000	46,044
Other assets	4,622	5,402
Total Assets	$1,030,895	$904,101

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$80,425	$64,875
Accrued expenses and other	26,305	22,215
Litigation settlement liability	70,000	—
Warranty liability—current portion	1,232	3,202
Deferred revenue	30,343	37,031
Total Current Liabilities	208,305	127,323
Revolving line of credit	181,750	136,750
Right-of-use operating lease liabilities	37,800	38,661
Warranty liability, less current portion	403	403
Other long-term liabilities	991	991
Total Liabilities	429,249	304,128
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 171,680,204 and 171,358,711 shares issued; 167,771,817 and 167,450,324 outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	495,060	493,090
Treasury stock, at cost, 3,908,387 shares as of March 31, 2026 and December 31, 2025, respectively	(25,272)	(25,272)
Retained earnings	131,856	132,153
Total Stockholders' Equity	601,646	599,973

Total Liabilities and Stockholders’ Equity	$1,030,895	$904,101
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$140,557	$80,361
Cost of revenue	99,547	52,221
Gross profit	41,010	28,140
Operating expenses
General and administrative expenses	31,014	21,693
Depreciation and amortization	2,278	2,135
Total operating expenses	33,292	23,828
Income from operations	7,718	4,312
Interest expense	(2,903)	(2,415)
Interest income	59	118
Litigation settlement expense, net of recoveries	(5,250)	—
Gain (loss) on sale of assets	(2)	—
Foreign currency gain (loss)	(8)	—
Income (loss) before income taxes	(386)	2,015
Income tax benefit (expense)	89	(2,297)
Net loss	$(297)	$(282)

Loss per share of Class A common stock:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average shares of Class A common stock outstanding:
Basic	167,555	166,960
Diluted	167,555	166,960

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

For the three months ended March 31, 2026

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	167,450,324	$2	$493,090	3,908,387	$(25,272)	$132,153	$599,973
Net loss	—	—	—	—	—	(297)	(297)
Equity-based compensation	—	—	3,317	—	—	—	3,317
Activity under equity-based compensation plan	—	—	(1,347)	—	—	—	(1,347)
Vesting of restricted stock units	321,493	—	—	—	—	—	—
Balance at March 31, 2026	167,771,817	$2	$495,060	3,908,387	$(25,272)	$131,856	$601,646

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

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(297)	$(282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,101	3,287
Amortization/write off of deferred financing costs	156	156
Equity-based compensation	3,317	2,661
Provision for obsolete or slow-moving inventory	518	252
Provision for warranty expense	527	257
Deferred taxes	(89)	2,288
Other	1,765	—
Changes in assets and liabilities:
Accounts receivable	(412)	10,477
Unbilled receivables	6,989	10,425
Inventory	(69,633)	(5,448)
Other assets	(2,186)	(1,471)
Accounts payable	15,221	6,682
Accrued expenses and other	2,510	(347)
Warranty liability	(2,497)	(9,837)
Litigation receivable and settlement liabilities	5,250	—
Deferred revenue	(6,688)	(3,542)
Net Cash Provided by (Used in) Operating Activities	(41,448)	15,558
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(7,648)	(3,209)
Net Cash Used in Investing Activities	(7,648)	(3,209)
Cash Flows from Financing Activities
Employee withholding taxes related to net settled equity awards	(1,347)	(251)
Proceeds from revolving credit facility	45,000	20,000
Repayments of revolving credit facility	—	(20,000)
Net Cash Provided by (Used in) Financing Activities	43,653	(251)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,443)	12,098
Cash and Cash Equivalents—Beginning of Period	7,320	23,511
Cash and Cash Equivalents—End of Period	$1,877	$35,609

	Three Months Ended March 31,
Supplemental Cash Flows Information:	2026	2025
Cash paid for interest	$2,586	$2,279
Cash paid (refunded or received) for taxes	$(11)	$(32)
Non-cash investing and financing activities:
Purchased equipment not yet paid for	$329	$—

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business
Shoals Technologies Group, Inc. (the “Company”) is headquartered in Portland, Tennessee and is a leading design-engineering company and manufacturer of advanced electrical infrastructure solutions for mission‑critical applications across solar photovoltaic (PV), battery energy storage solutions (BESS), and data center power systems for the global energy transition market.
As of March 31, 2026, the Company owns directly or indirectly five subsidiaries: Shoals Intermediate Parent Inc., Shoals Technologies Group, LLC, Shoals International, LLC, Shoals Energy Spain, S.L. and Shoals Energy Australia Pty Ltd.

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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, the condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Customer Concentrations
The Company had the following revenue concentration representing approximately 10% or more of revenue for the three months ended March 31, 2026 and 2025 and related accounts receivable concentration as of March 31, 2026 and December 31, 2025:

	2026		2025
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	18.8%	18.8%	20.1%	25.2%
Customer B	13.1%	6.4%	17.2%	6.9%
Customer C	8.8%	10.4%	11.9%	9.9%
Customer D	13.5%	14.4%	0.4%	0.7%
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$129,701	$129,289
Less: allowance for credit losses	(496)	(496)
Accounts receivable, net	$129,205	$128,793

4.    Inventory
Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$157,144	$90,694
Work in process	4,801	2,842
Finished goods	808	268
Allowance for obsolete or slow-moving inventory	(3,760)	(3,926)
Inventory	$158,993	$89,878

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		March 31, 2026	December 31, 2025
Land	N/A	$610	$610
Building and land improvements	5-40	30,096	30,228
Machinery and equipment	3-5	24,952	23,940
Furniture and fixtures	3-7	4,763	3,193
Vehicles	5	125	125
Construction in progress		18,122	12,694
		78,668	70,790
Less: accumulated depreciation		(19,596)	(17,488)
Property, plant and equipment, net		$59,072	$53,302

Depreciation expense for the three months ended March 31, 2026 and 2025 was $2.2 million and $1.4 million, respectively. During the three months ended March 31, 2026 and 2025, $1.8 million and $1.2 million, respectively, of depreciation expense was allocated to cost of revenue and $0.4 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.
6.    Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2026. Goodwill totaled $69.9 million as of March 31, 2026 and December 31, 2025.
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2026	December 31, 2025
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Total amortizable intangibles		99,600	99,600
Accumulated amortization:
Customer relationships		36,239	35,223
Developed technology		23,510	22,845
Trade names		8,248	8,033
Total accumulated amortization		67,997	66,101
Total other intangible assets, net		$31,603	$33,499

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Amortization expense related to intangible assets amounted to $1.9 million for each of the three months ended March 31, 2026 and 2025.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$4,666	$6,532
Accrued interest	1,023	653
Accrued rebates	7,023	4,851
Accrued professional fees	4,309	3,189
Other accrued expenses	9,284	6,990
Total accrued expenses and other	$26,305	$22,215
8.    Warranty Liability
General Warranty
The Company offers an assurance-type warranty for its products against manufacturer defects which does not contain a service element. For these assurance-type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. As of March 31, 2026 and December 31, 2025 our estimated general warranty liability was approximately $0.5 million and $0.3 million, respectively. The Company recorded total warranty expense related to general warranty matters of $0.5 million and $0.3 million for three months ended March 31, 2026 and 2025, respectively.
Wire Insulation Shrinkback Warranty
The Company was notified by certain customers that a subset of wire harnesses used in its EBOS solutions has presented unacceptable levels of contraction of wire insulation (“wire insulation shrinkback”). Based upon the Company’s assessment, the Company currently believes the wire insulation shrinkback is related to defective wire manufactured by Prysmian Cables and Systems USA, LLC (“Prysmian”). Based on the Company’s continued analysis of information available as of the date of this Quarterly Report, the Company determined that a loss was both probable and reasonably estimable. For the period ended March 31, 2025, the Company disclosed a range of potential loss from $73.0 million to $160.0 million. The Company recorded no warranty expense related to this matter for the three months ended March 31, 2025.
As of March 31, 2026, the estimate of potential losses remains unchanged from the estimate provided as of December 31, 2025. In accordance with ASC 450, Contingencies, the Company believes the total estimated loss for this matter is $73.0 million, which represents the best estimate of the potential loss as of March 31, 2026, of which $71.8 million has been incurred to date. As of March 31, 2026, our recorded remaining warranty liability related to this matter was $1.2 million. It is possible that our liability could exceed the amount recorded, including due to additional reports of wire insulation shrinkback at previously affected and reported solar projects or at projects not previously reported or otherwise identified. Any excess amounts remain uncertain.
The estimated loss, as revised, continues to be based on several assumptions, including estimated failure rates, future notification of impacted harnesses, the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, materials replacement cost, planned remediation method, and inspection costs. While our wire insulation

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
shrinkback warranty liability represents our best estimate of expected losses, the Company will monitor future activity to best estimate potential losses. The Company has previously increased, and may further increase in the future, its estimated warranty liability from its current estimate based on available information, including future remediation efforts and the scope of future replacements, if any. Such increase may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 13 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, Contingencies, and has not been considered in our estimate of the warranty liability as of March 31, 2026.
The Company recorded no warranty expense related to this matter for the three months ended March 31, 2026 and 2025, respectively.
Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, is estimated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Warranty liability, beginning of period	$3,605	$40,994
Warranty expense	527	256
Payments	(2,497)	(9,837)
Warranty liability, end of period	1,635	31,413
Less: current portion	1,232	25,956
Warranty liability, net of current portion	$403	$5,457

9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Revolving Credit Facility	$181,750	$136,750

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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of March 31, 2026, the interest rate on the Revolving Credit Facility ranged from 6.75% to 6.81%, which represented SOFR plus 3.00%. As of March 31, 2026, there were $181.8 million of outstanding borrowings, $2.8 million of outstanding letters of credit, and $15.4 million of availability under the Revolving Credit Facility.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of March 31, 2026, the Company was in compliance with all the required covenants.

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
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) - basic and diluted	$(297)	$(282)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	167,555	166,960
Effect of dilutive securities:
Restricted / performance stock units	—	—
Weighted average shares of Class A common stock outstanding - diluted	167,555	166,960

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2026	2025
Loss per share of Class A common stock - basic	$(0.00)	$(0.00)
Loss per share of Class A common stock - diluted	$(0.00)	$(0.00)
The Company generated a net loss for the three months ended March 31, 2026 and 2025, so the effect of dilutive securities was not considered because their effect would be antidilutive.

11.    Equity-Based Compensation
2021 Long-Term Incentive Plan
The Shoals Technologies Group, Inc. 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”) became effective on January 26, 2021. The 2021 Incentive Plan authorized 8,768,124 new shares, subject to adjustment pursuant to the 2021 Incentive Plan. On February 26, 2026, the Company filed a registration statement on Form S-8 to register an additional 7,208,912 shares of our common stock issuable under the 2021 Incentive Plan.
Restricted Stock Units
During the three months ended March 31, 2026, the Company granted 715,587 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs granted during 2026 have grant date fair values ranging from $5.96 to $10.70 per unit and vest ratably over 3 years, except director grants, which vest over 1 year.
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Three Months Ended March 31, 2026

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2025	2,857,881	$5.75
Granted	715,587	$10.43
Vested	(529,471)	$6.76
Forfeited	(37,943)	$5.62
Outstanding, March 31, 2026	3,006,054	$6.69

Performance Stock Units
During the three months ended March 31, 2026, the Company granted an aggregate of 432,943 Performance Stock Units ("PSUs") to certain executives. The PSUs granted during 2026 cliff vest after 3 years based upon the level of achievement of certain revenue and adjusted diluted EPS targets during the performance period commencing January 1, 2026 and ending on December 31, 2028, and contain a total shareholder return modifier which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued based on assumed vesting at target and using the market value of the Class A common stock on the grant dates with a value of 10.70.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Three Months Ended March 31, 2026

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2025	1,321,520	$9.20
Granted	432,943	$10.70
Vested	—	$—
Forfeited	(138,175)	$27.57
Outstanding, March 31, 2026	1,616,288	$8.03
The Company recognized equity-based compensation of $3.3 million and $2.7 million, respectively, for the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had $23.1 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 2.3 years.

12.    Stockholders’ Equity
Common Stock Economic and Voting Rights
Holders of Class A common stock are entitled to one vote per share. As of March 31, 2026, there were no shares of Class B common stock outstanding, and no shares of Class B common stock are currently issuable.

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
On February 6, 2026, an Administrative Law Judge at the ITC issued an Initial Determination finding that Voltage’s products infringed on the Company’s ‘375 and ‘376 patents. The ITC is expected to issue a Final Determination by June 2026.
In the District Court case, a bench trial on certain equitable defenses raised by Voltage was held February 25 - March 5, 2027. A jury trial to resolve the Company’s infringement claims and other remaining matters is scheduled for August 2026. On February 17, 2026, the Company filed a motion for preliminary injunction seeking additional, immediate relief to prevent the alleged infringing activities from continuing while the case is pending.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On May 24, 2024, all of these cases were consolidated into one action captioned In re Shoals Technologies Group, Inc. Securities Litigation. Plaintiff Erste Asset Management GmbH has been appointed Lead Plaintiff. On December 9, 2024, Lead Plaintiff and plaintiff Kissimmee Utility Authority Employees’ Retirement Plan filed a consolidated complaint, and on February 4, 2025, Plaintiffs filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 18, 2025. Plaintiffs filed an opposition to the motion to dismiss on April 21, 2025. On September 30, the court issued its ruling on the motion to dismiss, granting it in part and denying it in part. On January 21, 2025, Plaintiffs filed a motion for class certification, appointment of class representatives, and approval of class counsel. Defendants’ opposition to Plaintiffs’ motion is due April 6, 2026. Plaintiffs’ reply brief in support of their motion is due May 21, 2026. In December 2025 and January 2026, the Company and the Plaintiffs engaged in court-ordered mediation. On April 28, 2026, the Company and the Plaintiffs submitted a Stipulation and Agreement of Settlement to the United States District Court for the Middle District of Tennessee, Nashville Division. On May 4, 2026, the District Court granted preliminary approval of the settlement. A settlement hearing for final approval is scheduled for September 2026. The preliminary settlement amount is $70.0 million, of which $64.8 million is fully covered by the Company’s insurance. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding insurance receivable on the Consolidated Balance Sheet as of March 31, 2026. The Company has recorded a settlement expense of $5.3 million on the Consolidated Statement of Operations for the three months ended March 31, 2026.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of March 31, 2026, the maximum potential payment obligation with regard to surety bonds was $51.4 million.

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

In the three months ended March 31, 2026 and 2025, our effective tax rate for continuing operations was 23.1% and 114.0%, respectively. The difference between the effective tax rate and the statutory tax rate is primarily attributable to nondeductible compensation under Section 162(m) and discrete adjustments in the prior year for RSU and PSU shortfalls. The change in our effective tax rate for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 was due to the change of the discrete amounts for RSU and PSU shortfalls.

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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended March 31,
	2026	2025
System solutions	$110,817	$57,394
Components	29,740	22,967
Total revenue	$140,557	$80,361

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

	Location on the Condensed Consolidated Balance Sheets	March 31, 2026	December 31, 2025
Billed accounts receivable	Accounts receivable, net	$118,449	$119,521
Retainage	Accounts receivable, net	$10,756	$9,272
Contract liabilities	Accrued expenses and other	$4,117	$1,811
Unbilled receivables	Unbilled receivables	$15,144	$22,133
Deferred revenue	Deferred revenue	$30,343	$37,031
Accrued rebates	Accrued expenses and other	$7,023	$4,851

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
For certain contracts, we provide customers with incentives upon entering into multi-year agreements or volume specific commitments. Any up-front incentives to customers that are not made in exchange for distinct goods and services are capitalized as a contract asset, which are subsequently recognized as a reduction to revenue over the term of the customer arrangements.
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three months ended March 31, 2026, $17.8 million of deferred revenue recorded as of December 31, 2025 was recognized in revenue. During the three months ended March 31, 2025, $10.3 million of deferred revenue recorded as of December 31, 2024 was recognized in revenue.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$140,557	$80,361
Cost of revenue	99,547	52,221
Gross profit	41,010	28,140
Operating expenses
General and administrative expenses	31,014	21,693
Depreciation and amortization	2,278	2,135
Total operating expenses	33,292	23,828
Income from operations	7,718	4,312
Non-operating income/(expense) (1)	(8,104)	(2,297)
Income tax expense	89	(2,297)
Net loss	$(297)	$(282)
(1) Consists of non-operating expenses included on the consolidated income statements which includes interest expense, interest income, litigation settlement expense, net of recoveries, foreign exchange gain/loss, and gain/loss on disposal of assets.
All of the Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Condensed Consolidated Balance Sheets are located within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) and this Quarterly Report on Form 10-Q (“Form 10-Q”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of our 2025 Form 10-K and this Form 10-Q captioned “Forward-Looking Statements” and “Risk Factors”.
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

Traditionally, and for the three months ended March 31, 2026, we primarily sold our EBOS solutions and OEM components to customers in the United States, while also fulfilling orders for international utility-scale solar projects. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar and BESS projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt or greater. These EPCs work with owners and developers of solar assets to build energy infrastructure projects. However, given the mission-critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner/developer of the energy infrastructure energy project.

We have a focus in two end-markets: (1) clean, grid connected energy and (2) data center and mission-critical electrical infrastructure. This market diversification seeks to capitalize on the growing global demand for energy and the need to accelerate electrification.
We derived 78.8% of our revenue from the sale of system solutions for the three months ended March 31, 2026. For the same period, we derived substantially all of our revenue from customers in the U.S. As of March 31, 2026, we had $758.0 million of backlog and awarded orders. Backlog of $390.3 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $367.7 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of March 31, 2026, we believe approximately $375.5 million of backlog and $252.1 million of awarded orders have delivery dates in the next twelve months. Additionally, more than 13.1% of our March 31, 2026 backlog and awarded orders related to international projects. As of March 31, 2026, backlog and awarded orders increased by 17.5% relative to the same date last year and increased by 1.4% relative to December 31, 2025.

Trends and Uncertainties
Trade Regulation and Import Tariffs
Our business activities are subject to numerous laws and regulations in the jurisdictions in which we operate. Our exports and imports are subject to complex trade and customs laws, tax requirements, and tariffs established through governmental actions or international agreements. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, including reciprocal tariffs, could have an adverse effect on our business and results of operations.
In recent years, the U.S. presidential administration (the “Administration”) implemented broad tariff measures affecting a wide range of imports. These actions included a 10% tariff on most imports and various reciprocal tariffs on certain trading partners. Tariff policy remained fluid, with frequent adjustments to tariff percentages and product coverage, as well as ongoing negotiations with global trading partners. These measures contributed to significant volatility and uncertainty in the global trade environment.
On February 20, 2026, the U.S. Supreme Court invalidated the Administration’s tariff measures, ruling that the International Emergency Economic Powers Act did not authorize their imposition. While the ruling halted those specific tariff programs, the longer‑term implications for U.S. trade policy remain uncertain. Future regulatory or legislative actions resulting from the ruling could impact our operations, supply chain, and cash flow.
On March 4, 2026, the Court of International Trade issued an order requiring Customs and Border Protection (“CBP”) to process certain tariff‑refund claims in accordance with the Supreme Court’s ruling.

Because litigation remains ongoing and CBP’s refund process is still under development, significant uncertainty remains regarding the timing, scope, and ultimate recoverability of any potential refunds
Tariff actions have negatively affected our gross margins due to both direct tariff payments and higher supplier prices reflecting secondary tariff costs. Although we have expanded our domestic capabilities, strengthened supply chain resiliency, and increased domestic manufacturing capacity, these measures may not fully offset the impact of future trade policy changes. Any significant new tariffs, retaliatory actions by trading partners, or rapid shifts in trade regulations could increase raw material costs—including steel, copper, and aluminum—and may limit our ability to source key materials efficiently. Additionally, retaliatory tariffs could affect exports of our manufactured products and potentially lead customers to seek alternative suppliers.
We continue to monitor supply chain conditions and evaluate procurement strategies to reduce potential adverse effects on our business, financial condition, and results of operations. We also continue to optimize inventory levels in preparation for future production demands.
Energy‑Related Incentives

Federal, state, local, and foreign governmental bodies offer incentives to owners, end users, distributors, and manufacturers of solar energy systems to promote the development of solar electricity. The range and duration of these incentives vary widely by geographic market.
The 2022 Inflation Reduction Act (“IRA”) introduced significant long‑term tax incentives to promote solar energy deployment in the United States. Under the IRA, taxpayers investing in solar projects may qualify for Investment Tax Credits (“ITC”) or elect to claim Production Tax Credits (“PTC”) for eligible facilities.
In 2025, H.R. 1, the One Big Beautiful Bill Act, modified several energy‑related tax provisions of the IRA. These changes include an accelerated phaseout or termination of the ITC and PTC for solar projects placed in service after 2027, as well as restrictions related to “foreign entities of concern,” which render certain projects owned or controlled by prohibited foreign entities ineligible for specific tax credits.
Reductions or uncertainty surrounding these incentives may diminish the financial attractiveness of solar projects, which could decrease demand for our products. Additionally, ongoing uncertainty around the duration, eligibility criteria, and future legislative changes affecting these incentives may cause delays in project financing and execution, which could impact our sales volume and growth trajectory.
The Solar Market and Critical Power Infrastructure
The domestic utility‑scale solar market has previously experienced volatility driven by a combination of permitting delays, supply‑chain constraints, labor shortages, project‑financing challenges, interconnection bottlenecks, and uncertainty stemming from federal trade and tax policy changes. We believe long‑term demand fundamentals remain strong; however, new circumstances may emerge and could affect future project timing, pricing dynamics, and customer mix. We continue to monitor market conditions and manage these uncertainties through proactive commercial strategies, inventory planning, and close engagement with customers and suppliers.
The market for critical power infrastructure is expanding as electricity demand increases and energy systems grow more complex; however, this growth is accompanied by uncertainty arising from shifting policy frameworks, technological change, and varying levels of industry participation. These conditions may result in inconsistent coordination across stakeholders, policy fragmentation, and differing degrees of market readiness, each of which could influence project execution, capital allocation, and technology deployment. We will continue to assess how volatility in the industries in which we operate may affect our operations, capital expenditures, and cash flows.

Other Macroeconomic Pressures

Inflationary pressures persisted through 2025 and into 2026, driven in part by tariff‑related cost increases that elevated prices for imported and domestic goods. Forecasts indicate that while inflation is expected to gradually ease, it remains above the desired targets, with ongoing price pressures anticipated into 2026. Interest rates, though off their historic highs, remain elevated relative to long‑term averages, and forecasters expect only modest declines in 2026. Higher borrowing costs, coupled with uncertainty created by shifting tariff regimes and evolving monetary policy, may continue to affect capital markets and increase our cost of financing.
Sourcing raw materials and securing inbound logistics continues to present challenges, reflecting persistent global supply chain disruptions, trade‑policy volatility, and geopolitical conflict. Tariff‑driven increases in import prices have raised costs across multiple inputs, contributing to higher procurement and logistics costs. Ongoing geopolitical instability, including the conflict in the Middle East involving Iran, Israel, and the United States, may disrupt the availability of certain materials and contribute to increased global freight and input costs. We expect these sourcing and logistics pressures to persist through 2026 as trade uncertainty and geopolitical tensions remain unresolved.

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
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of our full-time employees increased from 171 to 199 from March 31, 2025 to March 31, 2026, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
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
Litigation settlement expense, net of recoveries
Litigation settlement expenses related to the amounts owed, net of applicable insurance recoveries, to settle matters of litigation.
Gain (loss) on sale of asset
Gain on sale of asset represents consideration received in excess of the net book value of assets sold.
Foreign currency gain (loss), net
Foreign currency gains and losses arise from the remeasurement of transactions in a currency other than the function currency of the Company based on exchange rate fluctuations.

Income Tax Benefit (expense)
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025
Revenue	$140,557	$80,361	$60,196	74.9%
Cost of revenue	99,547	52,221	47,326	90.6%
Gross profit	41,010	28,140	12,870	45.7%
Operating expenses
General and administrative expenses	31,014	21,693	9,321	43.0%
Depreciation and amortization	2,278	2,135	143	6.7%
Total operating expenses	33,292	23,828	9,464	39.7%
Income from operations	7,718	4,312	3,406	79.0%
Interest expense	(2,903)	(2,415)	488	20.2%
Interest income	59	118	(59)	(50.0)%
Litigation settlement expense, net of recoveries	(5,250)	—	(5,250)	(100.0)%
Gain (loss) on sale of assets	(2)	—	(2)	(100.0)%
Foreign currency gain (loss)	(8)	—	(8)	(100.0)%
Income (loss) before income taxes	(386)	2,015	(2,401)	(119.2)%
Income tax benefit (expense)	89	(2,297)	(2,386)	(103.9)%
Net loss	$(297)	$(282)	$(15)	(5.3)%

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
Revenue increased by $60.2 million, or 74.9%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven by strong underlying demand of products, the impact of market share capture initiatives, and an increase in volume of projects in the current year.

Cost of Revenue and Gross Profit
Cost of revenue increased by $47.3 million, or 90.6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, driven by the increase in revenue. Gross profit as a percentage of revenue was 29.2% during the three months ended March 31, 2026, and 35.0% during the three months ended March 31, 2025. The decrease in margin is attributable to $3.8 million in additional tariffs paid in comparison to the prior year quarter, an increase in $1.4 million in right-of-use asset amortization arising from the opening of our consolidated operations facility, along with an increase in material costs.

Operating Expenses
General and Administrative
General and administrative expenses increased $9.3 million, or 43.0%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in general and administrative expenses was the result of a $6.2 million increase in legal expenses for ongoing matters related to wire insulation shrinkback, intellectual property, and shareholder litigation matters along with $1.6 million in increased cash and share-based incentive compensation expense due to increased headcount in comparison to the prior year period.

Depreciation and Amortization
Depreciation and amortization expenses increased by $0.1 million, or 6.7%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Levels of intangible assets and property, plant, and equipment associated with operating expenses remained consistent period over period.

Interest Expense
Interest expense, increased by $0.5 million, or 20.2%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was due to an increase in the total weighted average outstanding balance of the Revolving Credit Facility during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Litigation settlement expense, net of recoveries
Litigation settlement expense, net of recoveries increased by $5.3 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This is due to the accrual for the expected settlement amount, net of insurance recoveries related to the Company’s Securities litigation. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.

Income tax benefit (expense)
Income tax benefit totaled $0.1 million for the three months ended March 31, 2026, as compared to income tax expense of $2.3 million for the three months ended March 31, 2025. Our effective income tax rate for the three months ended March 31, 2026 and 2025 was 23.1% and 114.0%, respectively. The change in our effective income tax rate was due to changes in various discrete items, particularly RSU and PSU shortfalls during the three months ended March 31, 2026.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus plant optimization expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net loss plus/(minus) (i) interest expense, (ii) interest income, (iii) income tax expense/(benefit), (iv) depreciation expense, (v) amortization of intangibles, (vi) equity-based compensation, (vii) gain (loss) on sale of asset (viii) wire insulation shrinkback litigation expenses, (ix) plant optimization expenses, (x) shareholder litigation expenses, and (xi) litigation settlement expense, net of insurance recoveries. We define Adjusted Net Income as net income plus (i) amortization of intangibles, (ii) amortization / write-off of deferred financing costs, (iii) equity-based compensation, (iv) gain (loss) on sale of asset (v) wire insulation shrinkback litigation expenses, (vi) plant optimization expenses, (vii) shareholder litigation expenses, and (viii) litigation settlement expenses, net of insurance recoveries, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period.

Beginning with the three months ended March 31, 2026, we revised our definition of Adjusted EBITDA to exclude shareholder litigation costs, which are reflected in General and Administrative expenses on our Consolidated Statements of Operations. Comparative amounts for prior periods have been recast to conform to the current period presentation. Management believes this revised definition provides a more meaningful representation of the Company’s ongoing operating performance as the costs are not reflective of our core operations.
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
Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$140,557	$80,361
Cost of revenue	99,547	52,221
Gross profit	$41,010	$28,140
Gross profit percentage	29.2%	35.0%

Plant optimization expense (b)	$621	$—
Adjusted gross profit	$41,631	$28,140
Adjusted gross profit percentage	29.6%	35.0%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(297)	$(282)
Interest expense	2,903	2,415
Interest income	(59)	(118)
Income tax expense (benefit)	(89)	2,297
Depreciation expense	2,199	1,391
Amortization of intangibles	1,902	1,896
Equity-based compensation	3,317	2,661
(Gain) loss on sale of asset	2	—
Wire insulation shrinkback litigation expenses (a)	3,707	2,529
Plant optimization expenses (b)	621	—
Shareholder litigation expenses (c)	1,656	716
Litigation settlement expense (c)	5,250	—
Adjusted EBITDA	$21,112	$13,505

Reconciliation of Net Income to Adjusted Net Income (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(297)	$(282)
Amortization of intangibles	1,902	1,896
Amortization / write-off of deferred financing costs	156	156
Equity-based compensation	3,317	2,661
(Gain) loss on sale of asset	2	—
Wire insulation shrinkback litigation expenses (a)	3,707	2,529
Plant optimization expenses (b)	621	—
Shareholder litigation expenses (c)	1,656	716
Litigation settlement expense (c)	5,250	—
Tax impact of adjustments (d)	(4,169)	(1,942)
Adjusted Net Income	$12,145	$5,734
(a)    For the three months ended March 31, 2026 and 2025, represents $3.7 million and $2.5 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.

(b) For the three months ended March 31, 2026 and 2025, represents $0.6 million and zero of expenses incurred in connection with actions taken to consolidate our operations into a newly constructed facility, including items such as professional fees, relocation, facility set-up and other costs. We believe excluding expenses from these events provides investors with a better view of the operating performance of our business and allows for comparability through periods.
(c)    For the three months ended March 31, 2026, represents $1.6 million of expenses incurred in connection with the Company’s defense of certain derivative and class action litigation and $5.3 million in settlement expenses associated with this litigation. For the three months ended March 31, 2025, represents $0.7 million of expenses incurred in connection with the Company’s defense of certain derivative and class action litigation. We consider expenses incurred in connection with these legal matters distinct from normal matters and expenses within the operation of our business.
(d)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes. Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax. The adjustment to the provision for income tax reflects the effective tax rates below.

	Three Months Ended March 31,
	2026	2025
Statutory U.S. Federal income tax rate	21.0%	21.0%
Permanent adjustments	1.7%	0.6%
State and local taxes (net of federal benefit)	2.4%	2.8%
Effective income tax rate for Adjusted Net Income	25.1%	24.4%
Calculation of Adjusted Diluted Earnings per Share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Diluted weighted average shares outstanding	167,555	166,960

Adjusted Net Income	$12,145	$5,734
Adjusted Diluted EPS	$0.07	$0.03

Liquidity and Capital Resources
We finance our operations primarily with operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross profits as well as our ability to quickly turn our working capital. Conversely, lower than expected gross margins or an inability to quickly turn our working capital, together with an inability to incur additional short and long-term borrowings, would reduce cash flows and could have a material adverse effect on our liquidity, financial condition and results of operations. Based on our past performance and current expectations, we believe that operating cash flows and availability under our Revolving Credit Facility will be sufficient to meet our near and long-term future cash needs.
Cash used in operating activities was $41.4 million during the three months ended March 31, 2026, as compared to cash provided by operating activities of $15.6 million during the three months ended March 31, 2025. As of March 31, 2026, our cash and cash equivalents were $1.9 million, a decrease from $7.3 million as of December 31, 2025. As of March 31, 2026 we had outstanding borrowings of $181.8 million, a $45.0 million increase from outstanding borrowings of $136.8 million as of December 31, 2025. As of March 31, 2026, we also had $15.4 million available for additional borrowings under our $200.0 million Revolving Credit Facility.

During the three months ended March 31, 2026, we also used approximately $2.1 million of cash to pay for expenses related to the identification, repair and replacement of the wire harnesses impacted in connection with the wire insulation shrinkback matter. Future amounts of cash to be spent in connection to this matter are uncertain. For more information, see Note 8 - Warranty Liability in our condensed consolidated financial statements.

	Three Months Ended March 31,
	2026	2025
Net Cash Provided by (Used in) Operating Activities	$(41,448)	$15,558
Net Cash Used in Investing Activities	(7,648)	(3,209)
Net Cash Provided by (Used in) Financing Activities	43,653	(251)
Net Increase (Decrease) in Cash and Cash Equivalents	$(5,443)	$12,098

Operating Activities
For the three months ended March 31, 2026, cash used in operating activities was $41.4 million, due to operating results that included $0.3 million of net loss, which included $10.3 million of non-cash expense, along with cash inflows in unbilled receivables of $7.0 million, accounts payable of $15.2 million, and accrued expenses of $2.5 million. These cash inflows were offset by cash outflows of $69.6 million in inventory, $6.7 million in deferred revenue, $2.5 million of warranty liability, and $2.2 million in other assets.
For the three months ended March 31, 2025, cash provided by operating activities was $15.6 million, primarily due to operating results that included $0.3 million of net loss, which included $8.9 million of non-cash expense, along with cash inflows in accounts receivable and unbilled receivables of $20.9 million and accounts payable and accrued expenses of $6.3 million. These cash inflows were offset by cash outflows of $9.8 million related to the warranty liability as well as an increase in inventory of $5.4 million, an increase in other assets of $1.5 million, and a decrease of $3.5 million in deferred revenue.
Investing Activities
For the three months ended March 31, 2026, net cash used investing activities was $7.6 million, which was attributable to purchases of property and equipment.
For the three months ended March 31, 2025, net cash used in investing activities was $3.2 million, which was attributable to the purchases of property and equipment.
Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities was $43.7 million, due to $45.0 million in borrowings on the Revolving Credit Facility, and $1.3 million in taxes paid related to net share settled equity awards.
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

Critical Accounting Policies and Accounting Estimates
For a description of the application of our critical accounting policies or estimation procedures, see our 2025 Form 10-K. There were no material changes to the information previously disclosed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2026, there were no material changes in our market risk exposure. For a description of our analysis of quantitative and qualitative market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of the material factors that affect our business, financial condition or results of operations, please see the risk factors disclosed in our 2025 Form 10-K and the other information set forth in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Shoals Technologies Group, Inc.

Date:	May 5, 2026	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	May 5, 2026	By:	/s/ Dominic Bardos
			Name:	Dominic Bardos
			Title:	Chief Financial Officer