Form 10-Q
period 2026-06-30
Shoals Technologies Group, Inc.
filed 2026-08-04
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 29, 2026, the registrant had 168,299,950 shares of Class A common stock and no shares of Class B common stock outstanding. This number excludes 3,908,387 shares held by the registrant as Treasury Stock.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$15,724	$7,320
Accounts receivable, net	134,822	128,793
Unbilled receivables	22,526	22,133
Inventory	184,720	89,878
Insurance receivable	191	—
Other current assets	11,475	9,762
Total Current Assets	369,458	257,886
Property, plant and equipment, net	63,265	53,302
Goodwill	69,941	69,941
Other intangible assets, net	29,706	33,499
Deferred tax assets	434,758	438,027
Right-of-use operating lease assets	43,946	46,044
Other assets	5,826	5,402
Total Assets	$1,016,900	$904,101

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$65,981	$64,875
Accrued expenses and other	35,270	22,215
Litigation settlement liability	4,499	—
Warranty liability—current portion	3,481	3,202
Deferred revenue	55,245	37,031
Total Current Liabilities	164,476	127,323
Revolving line of credit	196,750	136,750
Right-of-use operating lease liabilities	37,061	38,661
Warranty liability, less current portion	403	403
Other long-term liabilities	991	991
Total Liabilities	399,681	304,128
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 172,196,879 and 171,358,711 shares issued; 168,288,492 and 167,450,324 outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	498,495	493,090
Treasury stock, at cost, 3,908,387 shares as of June 30, 2026 and December 31, 2025	(25,272)	(25,272)
Retained earnings	143,994	132,153
Total Stockholders' Equity	617,219	599,973

Total Liabilities and Stockholders’ Equity	$1,016,900	$904,101
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$163,372	$110,841	$303,929	$191,202
Cost of revenue	113,847	69,639	213,394	121,860
Gross profit	49,525	41,202	90,535	69,342
Operating expenses
General and administrative expenses	28,465	23,064	59,479	44,757
Depreciation and amortization	2,338	2,140	4,616	4,275
Total operating expenses	30,803	25,204	64,095	49,032
Income from operations	18,722	15,998	26,440	20,310
Interest expense	(3,474)	(2,236)	(6,377)	(4,651)
Interest income	268	76	327	194
Litigation settlement expense, net of recoveries	—	—	(5,250)	—
Gain (loss) on sale of assets	—	3,134	(2)	3,134
Foreign currency gain (loss)	(20)	—	(28)	—
Income before income taxes	15,496	16,972	15,110	18,987
Income tax expense	(3,358)	(3,117)	(3,269)	(5,414)
Net income	$12,138	$13,855	$11,841	$13,573

Earnings per share of Class A common stock:
Basic	$0.07	$0.08	$0.07	$0.08
Diluted	$0.07	$0.08	$0.07	$0.08
Weighted average shares of Class A common stock outstanding:
Basic	168,059	167,286	167,808	167,124
Diluted	170,023	167,562	169,893	167,238

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

For the three and six months ended June 30, 2026

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	167,450,324	$2	$493,090	3,908,387	$(25,272)	$132,153	$599,973
Net loss	—	—	—	—	—	(297)	(297)
Equity-based compensation	—	—	3,317	—	—	—	3,317
Activity under equity-based compensation plan	—	—	(1,347)	—	—	—	(1,347)
Vesting of restricted stock units	321,493	—	—	—	—	—	—
Balance at March 31, 2026	167,771,817	$2	$495,060	3,908,387	$(25,272)	$131,856	$601,646
Net income	—	—	—	—	—	12,138	12,138
Equity-based compensation	—	—	4,381	—	—	—	4,381
Activity under equity-based compensation plan	—	—	(946)	—	—	—	(946)
Vesting of restricted stock units	516,675	—	—	—	—	—	—
Balance at June 30, 2026	168,288,492	$2	$498,495	3,908,387	$(25,272)	$143,994	$617,219

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (continued)
(in thousands, except shares)
For the three and six months ended June 30, 2025

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	166,762,392	$2	$483,550	3,908,387	$(25,331)	$98,579	$556,800
Net loss	—	—	—	—	—	(282)	(282)
Equity-based compensation	—	—	2,661	—	—	—	2,661
Activity under equity-based compensation plan	—	—	(251)	—	—	—	(251)
Vesting of restricted / performance stock units	408,010	—	—	—	—	—	—
Balance at March 31, 2025	167,170,402	$2	$485,960	3,908,387	$(25,331)	$98,297	$558,928
Net income	—	—	—	—	—	13,855	13,855
Equity-based compensation	—	—	2,594	—	—	—	2,594
Activity under equity-based compensation plan	—	—	(29)	—	—	—	(29)
Vesting of restricted / performance stock units	183,458	—	—	—	—	—	—
Excise taxes on treasury stock transactions	—	—	—	—	59	—	59
Balance at June 30, 2025	167,353,860	$2	$488,525	3,908,387	$(25,272)	$112,152	$575,407
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$11,841	$13,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,732	6,622
Amortization/write off of deferred financing costs	311	311
Equity-based compensation	7,698	5,255
Provision for obsolete or slow-moving inventory	2,245	617
Provision for warranty expense	4,369	256
Deferred taxes	3,269	6,592
Other	3,529	(3,134)
Changes in assets and liabilities:
Accounts receivable	(6,029)	(25,251)
Unbilled receivables	(393)	10,973
Inventory	(97,087)	(1,539)
Other assets	(2,448)	(2,449)
Accounts payable	865	6,099
Accrued expenses and other	10,026	3,937
Warranty liability	(4,090)	(21,463)
Litigation receivable and settlement liabilities	4,308	—
Deferred revenue	18,214	1,338
Net Cash Provided by (Used in) Operating Activities	(34,640)	1,737
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(14,663)	(15,430)
Proceeds from sale of property, plant and equipment	—	5,088
Net Cash Used in Investing Activities	(14,663)	(10,342)
Cash Flows from Financing Activities
Employee withholding taxes related to net settled equity awards	(2,293)	(279)
Proceeds from revolving credit facility	60,000	30,000
Repayments of revolving credit facility	—	(40,000)
Excise taxes on treasury stock transactions	—	59
Net Cash Provided by (Used in) Financing Activities	57,707	(10,220)
Net Increase (Decrease) in Cash and Cash Equivalents	8,404	(18,825)
Cash and Cash Equivalents—Beginning of Period	7,320	23,511
Cash and Cash Equivalents—End of Period	$15,724	$4,686

	Six Months Ended June 30,
Supplemental Cash Flows Information:	2026	2025
Cash paid for interest	$5,628	$4,255
Cash paid (refunded or received) for taxes	$(948)	$(183)
Non-cash investing and financing activities:
Purchased equipment not yet paid for	$241	$3,110

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
As of June 30, 2026, the Company owns directly or indirectly five subsidiaries: Shoals Intermediate Parent Inc., Shoals Technologies Group, LLC, Shoals International, LLC, Shoals Energy Spain, S.L. and Shoals Energy Australia Pty Ltd.

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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, the condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of its operations and its cash flows for the three and six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Customer Concentrations
The Company had the following revenue concentration representing approximately 10% or more of revenue for the six months ended June 30, 2026 and 2025 and related accounts receivable concentration as of June 30, 2026 and December 31, 2025:

	2026		2025
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	18.9%	33.3%	17.5%	25.2%
Customer B	13.7%	6.6%	14.5%	6.9%
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$135,156	$129,289
Less: allowance for credit losses	(334)	(496)
Accounts receivable, net	$134,822	$128,793

4.    Inventory
Inventory consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$181,308	$90,694
Work in process	6,956	2,842
Finished goods	703	268
Allowance for obsolete or slow-moving inventory	(4,247)	(3,926)
Inventory	$184,720	$89,878

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		June 30, 2026	December 31, 2025
Land	N/A	$610	$610
Building and land improvements	5-40	34,255	30,228
Machinery and equipment	3-5	36,678	23,940
Furniture and fixtures	3-7	4,954	3,193
Vehicles	5	125	125
Software	5-7	1,611	—
Construction in progress		7,221	12,694
		85,454	70,790
Less: accumulated depreciation		(22,189)	(17,488)
Property, plant and equipment, net		$63,265	$53,302

Depreciation expense for the three months ended June 30, 2026 and 2025 was $2.7 million and $1.4 million, respectively. During the three months ended June 30, 2026 and 2025, $2.3 million and $1.2 million, respectively, of depreciation expense was allocated to cost of revenue and $0.4 million and $0.2 million, respectively, of depreciation expense was allocated to operating expenses.
Depreciation expense for the six months ended June 30, 2026 and 2025 was $4.9 million and $2.8 million, respectively. During the six months ended June 30, 2026 and 2025, $4.1 million and $2.3 million, respectively, of depreciation expense was allocated to cost of revenue and $0.8 million and $0.5 million, respectively, of depreciation expense was allocated to operating expenses in each period.
6.    Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2026. Goodwill totaled $69.9 million as of June 30, 2026 and December 31, 2025.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	June 30, 2026	December 31, 2025
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Total amortizable intangibles		99,600	99,600
Accumulated amortization:
Customer relationships		37,251	35,223
Developed technology		24,176	22,845
Trade names		8,467	8,033
Total accumulated amortization		69,894	66,101
Total other intangible assets, net		$29,706	$33,499
Amortization expense related to intangible assets amounted to $1.9 million for each of the three months ended June 30, 2026 and 2025 and $3.8 million for each of the six months ended June 30, 2026 and 2025.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$8,990	$6,532
Accrued interest	1,277	653
Accrued rebates	7,701	4,851
Accrued professional fees	4,886	3,189
Other accrued expenses	12,416	6,990
Total accrued expenses and other	$35,270	$22,215
8.    Warranty Liability
General Warranty
The Company offers an assurance-type warranty for its products against manufacturer defects which does not contain a service element. For these assurance-type warranties, including product rework prior to installation, a provision for estimated future costs related to such matters is recorded when they are probable and reasonably estimable. As of June 30, 2026 and December 31, 2025 our estimated liability for these matters was approximately $2.6 million and $0.3 million, respectively.
For the three and six months ended June 30, 2026 the Company recorded $3.8 million and $4.4 million, respectively, in expense related to product quality remediation, rework activities, and associated warranty obligations. For the three and six months ended June 30, 2025, the Company recorded zero and $0.3 million, respectively, related to such matters.

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
As of June 30, 2026, the estimate of potential losses remains unchanged from the estimate provided as of December 31, 2025. In accordance with ASC 450, Contingencies, the Company believes the total estimated loss for this matter is $73.0 million, which represents the best estimate of the potential loss as of June 30, 2026, of which $71.8 million has been incurred to date. As of June 30, 2026, our recorded remaining warranty liability related to this matter was $1.2 million. It is possible that our liability could exceed the amount recorded, including due to additional reports of wire insulation shrinkback at previously affected and reported solar projects or at projects not previously reported or otherwise identified. Any excess amounts remain uncertain.
The estimated loss, as revised, continues to be based on several assumptions, including estimated failure rates, future notification of impacted harnesses, the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, materials replacement cost, planned remediation method, and inspection costs. While our wire insulation shrinkback warranty liability represents our best estimate of expected losses, the Company will monitor future activity to best estimate potential losses. The Company has previously increased, and may further increase in the future, its estimated warranty liability from its current estimate based on available information, including future remediation efforts and the scope of future replacements, if any. Such increase may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 13 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, Contingencies, and has not been considered in our estimate of the warranty liability as of June 30, 2026.
The Company recorded no warranty expense related to this matter for the six months ended June 30, 2026 and 2025, respectively.
Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, is estimated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty liability, beginning of period	$1,635	$31,413	$3,605	$40,994
Warranty expense	3,843	—	4,369	256
Payments	(1,594)	(11,626)	(4,090)	(21,463)
Warranty liability, end of period	3,884	19,787	3,884	19,787
Less: current portion	3,481	15,102	3,481	15,102
Warranty liability, net of current portion	$403	$4,685	$403	$4,685

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Revolving Credit Facility	$196,750	$136,750

Senior Secured Credit Agreement
The Company entered into a senior secured credit agreement (as amended, the “Senior Secured Credit Agreement”), which consisted of (i) a senior secured six-year term loan facility (the “Term Loan Facility”) and (ii) a revolving credit facility (the “Revolving Credit Facility”).
On June 10, 2026 (the “Effective Date”), the Company entered into Amendment No. 7 (the “amendment”) to the Senior Secured Credit Agreement. The amendment, among other things, (i) provides for a new tranche of incremental revolving loans in an aggregate principal amount of $50,000,000, providing an aggregate amount available for borrowing under the Revolving Credit Facility from $200.0 million to $250.0 million, for a period of 18 months after the Effective Date, after which the amount available for borrowing will return to a maximum of $200.0 million, (ii) replaces the financial covenant for the maximum consolidated first lien secured leverage ratio permitted under the Amended Credit Agreement with the maximum consolidated total leverage ratio of 4.00:1.00 (with temporary increases to the maximum consolidated total leverage ratio in the event a material acquisition closes), and (iii) amends certain other covenants under the Amended Credit Agreement in a manner customary for facilities of this type. The maturity date applicable to the Revolving Credit Facility is March 19, 2029.
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
As of June 30, 2026, the interest rate on the Revolving Credit Facility ranged from 6.75% to 6.84%, which represented SOFR plus 3.00%. As of June 30, 2026, there were $196.8 million of outstanding borrowings, $1.8 million of outstanding letters of credit, and $51.4 million of availability under the Revolving Credit Facility.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of June 30, 2026, the Company was in compliance with all the required covenants.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income - basic and diluted	$12,138	$13,855	$11,841	$13,573
Denominator:
Weighted average shares of Class A common stock outstanding - basic	168,059	167,286	167,808	167,124
Effect of dilutive securities:
Restricted / performance stock units	1,964	276	2,085	114
Weighted average shares of Class A common stock outstanding - diluted	170,023	167,562	169,893	167,238

Earnings per share of Class A common stock - basic	$0.07	$0.08	$0.07	$0.08
Earnings per share of Class A common stock - diluted	$0.07	$0.08	$0.07	$0.08

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
Restricted Stock Units
During the six months ended June 30, 2026, the Company granted 967,675 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs granted during 2026 have grant date fair values ranging from $5.96 to $12.18 per unit and vest ratably over 3 years, except director grants, which vest over 1 year.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Six Months Ended June 30, 2026

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2025	2,855,822	$5.75
Granted	967,675	$9.82
Vested	(1,127,846)	$5.63
Forfeited	(42,489)	$5.49
Outstanding, June 30, 2026	2,653,162	$7.29

Performance Stock Units
During the six months ended June 30, 2026, the Company granted an aggregate of 432,943 Performance Stock Units ("PSUs") to certain executives. The PSUs granted during 2026 cliff vest after 3 years based upon the level of achievement of certain revenue and adjusted diluted EPS targets during the performance period commencing January 1, 2026 and ending on December 31, 2028, and contain a total shareholder return modifier which could increase or decrease the ultimate number of Class A common stock issued to the executives. The PSUs were valued based on assumed vesting at target and using the market value of the Class A common stock on the grant dates with a value of 10.70.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Six Months Ended June 30, 2026

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2025	1,321,520	$9.20
Granted	432,943	$10.70
Vested	—	$—
Forfeited	(138,175)	$27.57
Outstanding, June 30, 2026	1,616,288	$8.03
The Company recognized equity-based compensation of $4.4 million and $2.6 million, respectively, for the three months ended June 30, 2026 and 2025 and $7.7 million and $5.3 million, respectively, for the six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company had $23.0 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 2.1 years.

12.    Stockholders’ Equity
Common Stock Economic and Voting Rights
Holders of Class A common stock are entitled to one vote per share. As of June 30, 2026, there were no shares of Class B common stock outstanding, and no shares of Class B common stock are currently issuable.

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
The 2025 IP Litigations. On January 9, 2025, the Company filed a patent infringement complaint at the ITC against Voltage. This complaint cites two new patents (the ‘375 and ‘376 Patents) that cover the Company’s BLA solutions. Also on January 9, 2025, the Company filed a complaint against Voltage in the U.S. District Court for the Middle District of North Carolina (the “District Court case”) on the same subject matter. These complaints seek injunctive relief and, in the District Court case, damages for reasonable royalty and lost profits.
On February 6, 2026, an Administrative Law Judge at the ITC issued an Initial Determination finding that Voltage’s products infringed on the Company’s ‘375 and ‘376 patents.
On June 25, 2026, the ITC issued its Final Determination, finding that Voltage violated Section 337 by importing products that infringe Shoals’ ‘375 and ‘376 patents. Accordingly, the ITC issued a Limited Exclusion Order (“LEO”) against Voltage. The LEO prohibits Voltage from importing into the U.S. infringing photovoltaic trunk bus cable and related components.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In the District Court case, a bench trial on certain equitable defenses raised by Voltage was held February 25 - March 5, 2026. On June 5, 2026, the District Court issued its opinion on the equitable defenses that Voltage raised in this bench trial. The court ruled that Voltage did not present sufficient evidence to support a ruling of inequitable conduct or unclean hands. Accordingly, the court denied Voltage’s request to deem Shoals’ ‘375, ‘376, and ‘295 patents unenforceable.
On February 17, 2026, the Company filed a motion for preliminary injunction seeking additional, immediate relief to prevent the alleged infringing activities from continuing while the case is pending. That motion is still pending in front of the court.
The District Court case is set for a jury trial, which is expected to begin on August 13, 2026 and conclude on August 28, 2026.
The Company is vigorously litigating these cases. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for these matters as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450, Contingencies.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On May 24, 2024, all of these cases were consolidated into one action captioned In re Shoals Technologies Group, Inc. Securities Litigation. Plaintiff Erste Asset Management GmbH has been appointed Lead Plaintiff. On December 9, 2024, Lead Plaintiff and plaintiff Kissimmee Utility Authority Employees’ Retirement Plan filed a consolidated complaint, and on February 4, 2025, Plaintiffs filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 18, 2025. Plaintiffs filed an opposition to the motion to dismiss on April 21, 2025. On September 30, 2025, the court issued its ruling on the motion to dismiss, granting it in part and denying it in part. On January 21, 2025, Plaintiffs filed a motion for class certification, appointment of class representatives, and approval of class counsel. Defendants’ opposition to Plaintiffs’ motion is due April 6, 2026. Plaintiffs’ reply brief in support of their motion is due May 21, 2026. In December 2025 and January 2026, the Company and the Plaintiffs engaged in court-ordered mediation. On April 28, 2026, the Company and the Plaintiffs submitted a Stipulation and Agreement of Settlement to the United States District Court for the Middle District of Tennessee, Nashville Division. On May 4, 2026, the District Court granted preliminary approval of the settlement. A settlement hearing for final approval is scheduled for September 2026. The preliminary settlement amount is $70.0 million, of which $64.8 million is fully covered by the Company’s insurance. The Company and its insurers made an initial payment of $65.5 million in June 2026. There is a remaining settlement litigation liability on the Consolidated Balance Sheet of $4.5 million. For the three and six months ended June 30, 2026, the Company recorded zero and $5.3 million of settlement expense on the Consolidated Statement of Operations.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of June 30, 2026, the maximum potential payment obligation with regard to surety bonds was $47.7 million.

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
In the six months ended June 30, 2026 and 2025, our effective tax rate for continuing operations was 21.6% and 28.5%, respectively. The difference between the effective tax rate and the statutory tax rate is primarily attributable to nondeductible compensation under Section 162(m) and discrete adjustments for RSU and PSU shortfalls and windfalls. The decrease in the effective tax rate for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to changes in the discrete tax impacts associated with RSU and PSU shortfalls and windfalls.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
System solutions	$114,175	$84,412	$224,992	$141,806
Components	49,197	26,429	78,937	49,396
Total revenue	$163,372	$110,841	$303,929	$191,202

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

	Location on the Condensed Consolidated Balance Sheets	June 30, 2026	December 31, 2025
Billed accounts receivable	Accounts receivable, net	$119,876	$119,521
Retainage	Accounts receivable, net	$14,946	$9,272
Contract liabilities	Accrued expenses and other	$6,361	$1,811
Unbilled receivables	Unbilled receivables	$22,526	$22,133
Deferred revenue	Deferred revenue	$55,245	$37,031
Accrued rebates	Accrued expenses and other	$7,701	$4,851

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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three and six months ended June 30, 2026, $7.3 million and $25.1 million of deferred

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
revenue recorded as of December 31, 2025 was recognized in revenue. During the three and six months ended June 30, 2025, $1.8 million and $12.1 million of deferred revenue recorded as of December 31, 2024 was recognized in revenue.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$163,372	$110,841	$303,929	$191,202
Cost of revenue	113,847	69,639	213,394	121,860
Gross profit	49,525	41,202	90,535	69,342
Operating expenses
General and administrative expenses	28,465	23,064	59,479	44,757
Depreciation and amortization	2,338	2,140	4,616	4,275
Total operating expenses	30,803	25,204	64,095	49,032
Income from operations	18,722	15,998	26,440	20,310
Non-operating income/(expense) (1)	(3,226)	974	(11,330)	(1,323)
Income tax expense	(3,358)	(3,117)	(3,269)	(5,414)
Net income	$12,138	$13,855	$11,841	$13,573
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

Traditionally, and for the three and six months ended June 30, 2026, we primarily sold our EBOS solutions and OEM components to customers in the United States, while also fulfilling orders for international utility-scale solar projects. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar and BESS projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt or greater. These EPCs work with owners and developers of solar assets to build energy infrastructure projects. However, given the mission-critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner/developer of the energy infrastructure energy project.

We have a focus in two end-markets: (1) clean, grid connected energy and (2) data center and mission-critical electrical infrastructure. This market diversification seeks to capitalize on the growing global demand for energy and the need to accelerate electrification.
We derived 74.0% of our revenue from the sale of system solutions for the six months ended June 30, 2026. For the same period, we derived substantially all of our revenue from customers in the U.S. As of June 30, 2026, we had $801.4 million of backlog and awarded orders. Backlog of $425.1 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $376.3 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of June 30, 2026, we believe approximately $418.9 million of backlog and $280.7 million of awarded orders have delivery dates in the next twelve months. Additionally, more than 12.7% of our June 30, 2026 backlog and awarded orders related to international projects. As of June 30, 2026, backlog and awarded orders increased by 19.4% relative to the same date last year and increased by 5.7% relative to March 31, 2026.

Trends and Uncertainties
Trade Regulation and Import Tariffs

Our business activities are subject to numerous laws and regulations in the jurisdictions in which we operate. Our exports and imports are subject to complex trade and customs laws, tax requirements, and tariffs established through governmental actions, statutory authorities, or international agreements. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, the imposition of new or increased tariffs on imported products, including reciprocal tariffs, or retaliatory actions by trading partners could have an adverse effect on our business and results of operations.

In recent years, the U.S. presidential administration (the “Administration”) implemented broad tariff measures affecting a wide range of imports. These measures included tariffs imposed under the International Emergency Economic Powers Act (the “IEEPA”), including reciprocal tariffs, and frequent changes in tariff rates, product coverage, implementation dates, exclusions, and related guidance. Tariff policy remained fluid, with frequent adjustments to tariff percentages and product coverage, as well as ongoing negotiations with global trading partners. These measures contributed to significant volatility and uncertainty in the global trade environment and increased costs for many importers.

On February 20, 2026, the U.S. Supreme Court (the “Supreme Court”) invalidated the Administration’s tariff measures, ruling that the IEEPA did not authorize their imposition. Following the ruling, the Administration terminated the IEEPA tariffs, and U.S. Customs and Border Protection (“CBP”) ceased applying and collecting those duties for goods entered or withdrawn for consumption on or after February 24, 2026. While the ruling halted IEEPA-based tariffs, the longer‑term implications for U.S. trade policy remain uncertain as the Administration promptly announced a temporary, across the board tariff under Section 122 of the Trade Act of 1974, initiated additional investigations, and has now proposed new tariffs on more than 60 countries, which are expected to take effect around the time the Section 122 tariffs expire. The Supreme Court ruling did not address issues relating to refund eligibility, timing, or procedures. Future judicial, regulatory or legislative actions related to the Supreme Court ruling could impact our operations, supply chain, and cash flow.

On March 4, 2026, the Court of International Trade issued an order requiring CBP to process certain tariff‑refund claims in accordance with the Supreme Court’s ruling. CBP has been developing and implementing a phased refund process through its system, but litigation, appeals, and administrative implementation remain ongoing.

Tariff actions have negatively affected our gross margins due to both direct tariff payments and higher supplier prices reflecting secondary tariff costs. Although we have expanded our domestic capabilities, strengthened supply chain resiliency, and increased domestic manufacturing capacity, these measures may not fully offset the impact of the heightened tariff environment in which we are currently operating or future trade policy changes. Any significant new tariffs, retaliatory actions by trading partners, or rapid shifts in trade regulations could increase raw material costs—including steel, copper, aluminum, and other components used in our products—and may limit our ability to source key materials efficiently. Additionally, retaliatory tariffs could affect exports of our manufactured products and potentially lead customers to seek alternative suppliers.

We continue to monitor trade policy developments, litigation and administrative processes relating to tariffs, CBP guidance, and supply chain conditions and evaluate procurement strategies to reduce potential adverse effects on our business, financial condition, and results of operations. We also continue to optimize inventory levels in preparation for future production demands and potential changes in supplier lead times, pricing and availability.

Energy‑Related Incentives

Federal, state, local, and foreign governmental bodies offer incentives to owners, end users, distributors, and manufacturers of solar energy systems to promote the development of solar electricity. The range, eligibility requirements, availability, and duration of these incentives vary widely by geographic market and are subject to change.

The 2022 Inflation Reduction Act (the “IRA”) introduced significant long‑term tax incentives to promote solar energy deployment in the United States. Under the IRA, taxpayers investing in eligible solar projects may qualify for Investment Tax Credits (“ITC”) or elect to claim Production Tax Credits (“PTC”) for eligible facilities.

In 2025, H.R. 1, the One Big Beautiful Bill Act, modified several energy‑related tax provisions of the IRA. These changes include an accelerated phaseout or termination of the ITC and PTC for solar projects placed in service after 2027, as well as restrictions related to “foreign entities of concern,” which render certain projects owned or controlled by prohibited foreign entities ineligible for specific tax credits. The Department of the Treasury (the “Treasury”) and the Internal Revenue Service (the “IRS”) have issued guidance regarding certain prohibited foreign entity and material assistance requirements, and further guidance or rulemaking may affect how these restrictions are interpreted and applied.

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

The Solar Market and Critical Power Infrastructure

The domestic utility‑scale solar market has previously experienced volatility driven by a combination of permitting delays, supply‑chain constraints, labor shortages, project‑financing challenges, interconnection bottlenecks, and uncertainty stemming from federal trade and tax policy changes. We believe long‑term demand fundamentals remain strong; however, new circumstances may emerge and could affect future project timing, pricing dynamics, and customer mix. These circumstances include changes in federal or state energy policy, delays in Treasury or IRS guidance, interpretations of tax credit eligibility requirements, lengthy lead times for electrical equipment, and uncertainty regarding the ability of developers to meet deadlines. We continue to monitor market conditions and manage these uncertainties through proactive commercial strategies, inventory planning, and close engagement with customers and suppliers.

The market for critical power infrastructure is expanding as electricity demand increases and energy systems grow more complex, including as a result of data center expansion, artificial intelligence growth, electrification, grid modernization, and renewable energy deployment. However, this growth is accompanied by uncertainty arising from shifting policy frameworks, technological change, and varying levels of industry participation. These conditions may result in inconsistent coordination across stakeholders, policy fragmentation, and differing degrees of market readiness, each of which could influence project execution, capital allocation, and technology deployment. We will continue to assess how volatility in the industries in which we operate may affect our operations, capital expenditures, and cash flows.

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

Sourcing raw materials and securing inbound logistics continues to present challenges, reflecting persistent global supply chain disruptions, trade‑policy volatility, and geopolitical conflict. Tariff‑driven increases in import prices and secondary supplier cost increases have raised costs across multiple inputs, contributing to higher procurement and logistics costs. Ongoing geopolitical instability, including the conflict in the Middle East involving Iran, Israel, and the United States, may disrupt the availability of certain materials, contribute to increased global freight and input costs, and further complicate procurement planning. We expect these sourcing and logistics pressures to persist through 2026 as trade uncertainty and geopolitical tensions remain unresolved.

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
Cost of Revenue and Gross Profit
Cost of revenue consists primarily of system solutions and components costs, including purchased raw materials, as well as costs related to importing and tariffs, shipping, customer support, product warranty and rework, personnel and depreciation of manufacturing and testing equipment. Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including copper and aluminum; component costs, including fuses, resin, enclosures, and cable; technological innovation; economies of scale resulting in lower component costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily indirect personnel and depreciation of manufacturing and testing equipment, are not directly affected by sales volume. Gross profit may vary from year to year and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method and warranty expense.
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of our full-time employees increased from 177 to 210 from June 30, 2025 to June 30, 2026, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses consist primarily of legal and professional fees, salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, insurance, bad debt expense and fees for professional services. Professional services consist of audit, tax, accounting, legal, internal controls, information technology, investor relations and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales are currently in the U.S. We currently have a sales presence in the U.S., Asia-Pacific, Europe, Latin America, and Africa. We intend to grow our sales presence and marketing efforts in targeted geographic markets and could expand to additional countries in the future.
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
Income Tax Benefit (expense)
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2026	2025			2026	2025
Revenue	$163,372	$110,841	$52,531	47.4%	$303,929	$191,202	$112,727	59.0%
Cost of revenue	113,847	69,639	44,208	63.5%	213,394	121,860	91,534	75.1%
Gross profit	49,525	41,202	8,323	20.2%	90,535	69,342	21,193	30.6%
Operating expenses
General and administrative expenses	28,465	23,064	5,401	23.4%	59,479	44,757	14,722	32.9%
Depreciation and amortization	2,338	2,140	198	9.3%	4,616	4,275	341	8.0%
Total operating expenses	30,803	25,204	5,599	22.2%	64,095	49,032	15,063	30.7%
Income from operations	18,722	15,998	2,724	17.0%	26,440	20,310	6,130	30.2%
Interest expense	(3,474)	(2,236)	1,238	55.4%	(6,377)	(4,651)	1,726	37.1%
Interest income	268	76	192	252.6%	327	194	133	68.6%
Litigation settlement expense, net of recoveries	—	—	—	—%	(5,250)	—	(5,250)	(100.0)%
Gain (loss) on sale of assets	—	3,134	(3,134)	(100.0)%	(2)	3,134	(3,136)	(100.1)%
Foreign currency gain (loss)	(20)	—	(20)	(100.0)%	(28)	—	(28)	(100.0)%
Income before income taxes	15,496	16,972	(1,476)	(8.7)%	15,110	18,987	(3,877)	(20.4)%
Income tax expense	(3,358)	(3,117)	241	7.7%	(3,269)	(5,414)	(2,145)	(39.6)%
Net income	$12,138	$13,855	$(1,717)	(12.4)%	$11,841	$13,573	$(1,732)	(12.4)%

Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue
Revenue increased by $52.5 million, or 47.4%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, driven by strong underlying demand of products, the impact of market share capture initiatives, and an increase in volume of projects in the current year.

Cost of Revenue and Gross Profit
Cost of revenue increased by $44.2 million, or 63.5%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, driven by the increase in revenue. Gross profit as a percentage of revenue was 30.3% during the three months ended June 30, 2026, and 37.2% during the three months ended June 30, 2025. Gross profit as a percentage of revenue declined year over year primarily due to operational inefficiencies associated with the ramp-up and transition into the new manufacturing facility and product mix within the quarter, along with costs incurred to address product quality matters, including rework and corrective actions, as well as material-related inefficiencies and incremental lease accounting amortization.

Operating Expenses
General and Administrative
General and administrative expenses increased $5.4 million, or 23.4%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase in general and administrative expenses was the result of a $4.4 million increase in cash and share-based incentive compensation expense due to increased headcount in comparison to the prior year period.

Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million, or 9.3%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Intangible assets and property, plant, and equipment remained stable period over period, with only a modest increase driven by routine capital investments.

Interest Expense
Interest expense, increased by $1.2 million, or 55.4%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase was due to an increase in the total weighted average outstanding balance of the Revolving Credit Facility during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Gain on sale of asset
Gain on sale of asset decreased $3.1 million from the previous period due to the prior year sale of owned land and building assets to consolidate operations into new facilities.

Income tax expense
Income tax expense totaled $3.4 million for the three months ended June 30, 2026, as compared to income tax expense of $3.1 million for the three months ended June 30, 2025. Our effective income tax rate for the three months ended June 30, 2026 and 2025 was 21.7% and 18.4%, respectively. The change in our effective income tax rate was due to changes in various discrete items, particularly RSU and PSU windfalls during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue
Revenue increased by $112.7 million, or 59.0%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, driven by strong underlying demand of products, the impact of market share capture initiatives, and an increase in volume of projects in the current year.

Cost of Revenue and Gross Profit
Cost of revenue increased by $91.5 million, or 75.1%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, driven by the increase in revenue. Gross profit as a percentage of revenue was 29.8% during the six months ended June 30, 2026, and 36.3% during the six months ended June 30, 2025. Gross profit as a percentage of revenue declined period over period primarily due to operational inefficiencies associated with the ramp-up and transition into the new manufacturing facility and product mix within the period, along with costs incurred to address product quality matters, including rework and corrective actions, as well as material-related inefficiencies and incremental lease accounting amortization.

Operating Expenses
General and Administrative
General and administrative expenses increased $14.7 million, or 32.9%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase in general and administrative expenses was the result of $6.0 million in increased payroll, cash and incentive based share expense due to increased headcount in comparison to the prior year, a $5.5 million increase in legal expenses for ongoing matters related to wire insulation shrinkback, intellectual property, and shareholder litigation matters, and $1.9 million in increased costs related to technology and administration.

Depreciation and Amortization
Depreciation and amortization expenses increased by $0.3 million, or 8.0%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Intangible assets and property, plant, and equipment remained stable period over period, with only a modest increase driven by routine capital investments.

Interest Expense
Interest expense, increased by $1.7 million, or 37.1%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase was due to an increase in the total weighted average outstanding balance of the Revolving Credit Facility during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Litigation settlement expense, net of recoveries
Litigation settlement expense, net of recoveries increased by $5.3 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This is due to the accrual for the expected settlement amount, net of insurance recoveries related to the Company’s Securities litigation. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.
Gain on sale of asset
Gain on sale of asset decreased $3.1 million from the previous period due to the prior year sale of owned land and building assets to consolidate operations into new facilities.

Income tax benefit (expense)
Income tax expense totaled $3.3 million for the six months ended June 30, 2026, as compared to income tax expense of $5.4 million for the six months ended June 30, 2025. Our effective income tax rate for the six months ended June 30, 2026 and 2025 was 21.6% and 28.5%, respectively. The change in our effective income tax rate was due to changes in various discrete items, particularly RSU and PSU shortfalls and windfalls during the six months ended June 30, 2026.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus plant optimization expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income plus/(minus) (i) interest expense, (ii) interest income, (iii) income tax expense/(benefit), (iv) depreciation expense, (v) amortization of intangibles, (vi) equity-based compensation, (vii) gain (loss) on sale of asset (viii) wire insulation shrinkback litigation expenses, (ix) plant optimization expenses, (x) shareholder litigation expenses, and (xi) litigation settlement expense, net of insurance recoveries. We define Adjusted Net Income as net income plus (i) amortization of intangibles, (ii) amortization / write-off of deferred financing costs, (iii) equity-based compensation, (iv) gain (loss) on sale of asset (v) wire insulation shrinkback litigation expenses, (vi) plant optimization expenses, (vii) shareholder litigation expenses, and (viii) litigation settlement expenses, net of insurance recoveries, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period.
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
Because of these limitations, Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. You should review the reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage, net income to Adjusted EBITDA, and net income to Adjusted Net Income and Adjusted Diluted EPS below and not rely on any single financial measure to evaluate our business.

Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$163,372	$110,841	$303,929	$191,202
Cost of revenue	113,847	69,639	213,394	121,860
Gross profit	$49,525	$41,202	$90,535	$69,342
Gross profit percentage	30.3%	37.2%	29.8%	36.3%

Plant optimization expense (b)	$496	$—	$1,117	$—
Adjusted gross profit	$50,021	$41,202	$91,652	$69,342
Adjusted gross profit percentage	30.6%	37.2%	30.2%	36.3%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$12,138	$13,855	$11,841	$13,573
Interest expense	3,474	2,236	6,377	4,651
Interest income	(268)	(76)	(327)	(194)
Income tax expense	3,358	3,117	3,269	5,414
Depreciation expense	2,740	1,439	4,939	2,830
Amortization of intangibles	1,891	1,896	3,793	3,792
Equity-based compensation	4,381	2,593	7,698	5,254
(Gain) loss on sale of asset	—	(3,134)	2	(3,134)
Wire insulation shrinkback litigation expenses (a)	2,876	2,546	6,583	5,075
Plant optimization expenses (b)	496	—	1,117	—
Shareholder litigation expenses (c)	464	197	2,120	913
Litigation settlement expense (c)	—	—	5,250	—
Adjusted EBITDA	$31,550	$24,669	$52,662	$38,174

Reconciliation of Net Income to Adjusted Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$12,138	$13,855	$11,841	$13,573
Amortization of intangibles	1,891	1,896	3,793	3,792
Amortization / write-off of deferred financing costs	156	156	311	311
Equity-based compensation	4,381	2,593	7,698	5,254
(Gain) loss on sale of asset	—	(3,134)	2	(3,134)
Wire insulation shrinkback litigation expenses (a)	2,876	2,546	6,583	5,075
Plant optimization expenses (b)	496	—	1,117	—
Shareholder litigation expenses (c)	464	197	2,120	913
Litigation settlement expense (c)	—	—	5,250	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Tax impact of adjustments (d)	(2,669)	(1,021)	(6,987)	(2,955)
Adjusted Net Income	$19,733	$17,087	$31,728	$22,829
(a)    For the three and six months ended June 30, 2026, represents $2.9 million and $6.6 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. For the three and six months ended June 30, 2025, represents $2.5 million and $5.1 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.

(b) For the three and six months ended June 30, 2026, represents $0.5 million and $1.1 million of expenses incurred in connection with actions taken to consolidate our operations into a newly constructed facility, including items such as professional fees, relocation, facility set-up and other costs. We believe excluding expenses from these events provides investors with a better view of the operating performance of our business and allows for comparability through periods.
(c)    For the three and six months ended June 30, 2026, represents $0.5 million and $2.1 million of expenses incurred in connection with the Company’s defense of certain derivative and class action litigation and for the three months and six months ended June 30, 2026, represents zero and $5.3 million, respectively, in settlement expenses associated with this litigation. For the three and six months ended June 30, 2025, represents $0.2 million and $0.9 million of expenses incurred in connection with the Company’s defense of certain derivative and class action litigation. We consider expenses incurred in connection with these legal matters distinct from normal matters and expenses within the operation of our business.
(d)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes. Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax. The adjustment to the provision for income tax reflects the effective tax rates below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	2.5%	0.6%	2.5%	0.6%
State and local taxes (net of federal benefit)	2.5%	2.4%	2.5%	2.6%
Effective income tax rate for Adjusted Net Income	26.0%	24.0%	26.0%	24.2%

Calculation of Adjusted Diluted Earnings per Share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted weighted average shares outstanding	170,023	167,562	169,893	167,238

Adjusted Net Income	$19,733	$17,087	$31,728	$22,829
Adjusted Diluted EPS	$0.12	$0.10	$0.19	$0.14

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
Cash used in operating activities was $34.6 million during the six months ended June 30, 2026, as compared to cash provided by operating activities of $1.7 million during the six months ended June 30, 2025. As of June 30, 2026, our cash and cash equivalents were $15.7 million, an increase from $7.3 million as of December 31, 2025. As of June 30, 2026 we had outstanding borrowings of $196.8 million, a $60.0 million increase from outstanding borrowings of $136.8 million as of December 31, 2025. As of June 30, 2026, we also had $51.4 million available for additional borrowings under our $250.0 million Revolving Credit Facility.

	Six Months Ended June 30,
	2026	2025
Net Cash Provided by (Used in) Operating Activities	$(34,640)	$1,737
Net Cash Used in Investing Activities	(14,663)	(10,342)
Net Cash Provided by (Used in) Financing Activities	57,707	(10,220)
Net Increase (Decrease) in Cash and Cash Equivalents	$8,404	$(18,825)

Operating Activities
For the six months ended June 30, 2026, cash used in operating activities was $34.6 million, due to operating results that included $11.8 million of net income, which included $30.2 million of non-cash expense, along with cash inflows in deferred revenue of $18.2 million, accrued expenses and other of $10.0 million, and litigation receivable and settlement liabilities of $4.3 million. These inflows were offset by outflows in inventory of $97.1 million, accounts receivable and unbilled receivables of $6.4 million, warranty of $4.1 million, and other assets of $2.4 million.
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
Investing Activities
For the six months ended June 30, 2026, net cash used investing activities was $14.7 million, which was attributable to purchases of property and equipment.
For the six months ended June 30, 2025, net cash used investing activities was $10.3 million, which was attributable to the purchase of $15.4 million in property and equipment, offset by the proceeds from the sale of property and equipment of $5.1 million.
Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $57.7 million, due to $60.0 million in borrowings on the Revolving Credit Facility, and $2.3 million in taxes paid related to net share settled equity awards.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2026, there were no material changes in our market risk exposure. For a description of our analysis of quantitative and qualitative market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Insider Trading Arrangements

During the six months ended June 30, 2026, the following Section 16 officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(c) of Regulation S-K of the Exchange Act):

•Jeffery Tolnar, President, adopted a plan on June 15, 2026 (with the first trade under the plan scheduled for no sooner than September 1, 2026). The trading plan will be effective until May 1, 2027 (unless earlier terminated in accordance with the plan) to sell an aggregate of 100,000 shares of the Company’s common stock.
•James Hart, Chief People Officer, adopted a plan on June 16, 2026 (with the first trade under the plan scheduled for no sooner than June 16, 2026). The trading plan will be effective until November 6, 2026 (unless earlier terminated in accordance with the plan) to sell an aggregate of 10,000 shares of the Company’s common stock.

Other than as set forth above, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(c) of Regulation S-K of the Exchange Act) during the Company’s fiscal quarter ended June 30, 2026.

Any actual sale transactions made pursuant to the trading arrangement referenced above will be disclosed publicly in Section 16 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations.

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	10-Q	8/6/2024	3.2
3.3	Second Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated February 20, 2025	10-K	2/25/2025	3.3
10.1	Amendment No. 7 to Credit Agreement, dated as of June 10, 2026, between Shoals Technologies Group, Inc., as Borrower, the guarantors party thereto, Wilmington Trust, National Association, as Collateral Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and the 2026 Incremental Revolving Lenders.	8-K	6/12/2026	10.1
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	August 4, 2026	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	August 4, 2026	By:	/s/ Dominic Bardos
			Name:	Dominic Bardos
			Title:	Chief Financial Officer