Form 10-Q
period 2026-09-30
Shoals Technologies Group, Inc.
filed 2026-11-04
CIK 1831651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 28, 2026, the registrant had 168,471,900 shares of Class A common stock and no shares of Class B common stock outstanding. This number excludes 3,908,387 shares held by the registrant as Treasury Stock.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) of Shoals Technologies Group, Inc. (the “Company,” “we,” “us,” “our,” and “Shoals”) contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the timing and closing of the ARRAY Merger (as defined below) pursuant to the Agreement and Plan of Merger and Reorganization, dated November 4, 2026 (as may be amended from time to time, the “ARRAY Merger Agreement”), by and among Array Technologies, Inc., a Delaware corporation (“ARRAY”), Pensacola Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ARRAY (“Merger Sub”), and the Company; whether Company shareholder approval, ARRAY stockholder approval and government and regulatory approvals are obtained; whether the proposed transaction occurs at all; the impact of the proposed transaction on our business; information concerning our possible or assumed future results of operations; expectations regarding the utility-scale solar market; project delays; regulatory environment, including changes or potential changes to such environment; the effects of strategic pricing actions, volume discounts and customer mix in our key markets; pipeline and orders; business strategies, plans and expectations, including sales and marketing goals; technology developments; financing and investment plans; warranty and liability accruals and estimates of loss or gains; estimates of potential loss related to the wire insulation shrinkback matter (as defined in Note 8 to the notes to condensed consolidated financial statements); litigation strategy and expected benefits or results from the current intellectual property and wire insulation shrinkback litigation; potential growth opportunities, including opportunities associated with our entry into new markets; and production and capacity at our plants. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Some of the key factors that could cause actual results to differ from our expectations include the following:
•The risks associated with the ARRAY Merger Agreement pursuant to which, subject to the terms and conditions of the ARRAY Merger Agreement, Merger Sub will merge with and into the Company (the “ARRAY Merger”), with the Company surviving the ARRAY Merger as a direct, wholly-owned subsidiary of ARRAY, including (i) the Company’s shareholders may be unable to determine the value of consideration to be received in a completed ARRAY Merger because the exchange ratio is fixed and the market price of ARRAY common stock will fluctuate; (ii) the completion of the ARRAY Merger is subject to certain closing conditions that may not be satisfied or waived, including Shoals shareholder approval, ARRAY stockholder approval and certain governmental and regulatory approvals; (iii) an event, change or other circumstance could give rise to delays in completing the ARRAY Merger or the termination of the ARRAY Merger Agreement; (iv) the Company’s business or employee relationships may be subject to disruption or change due to the ARRAY Merger; (v) management’s time may be diverted from ongoing business operations and opportunities as a result of the ARRAY Merger; (vi) failure to complete the ARRAY Merger could negatively impact the share price and the future business and financial results of the Company; (vii) potential litigation against the Company could result in substantial costs, an injunction preventing the completion of the ARRAY Merger and/or a judgment resulting in the payment of damages; (viii) the Company will incur significant transaction and merger-related costs in connection with the ARRAY Merger; and (ix) the possibility that the expected benefits of the ARRAY Merger are not realized when expected or at all.
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
v

•Macroeconomic conditions, including high inflation, high interest rates, and geopolitical instability, impact our business and financial results.
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
•Our indebtedness could adversely affect our financial flexibility, restrict our current and future operations, and harm our competitive position.
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
•Our amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
Shoals Technologies Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except shares and par value)

	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$7,674	$7,320
Accounts receivable, net	159,822	128,793
Unbilled receivables	12,617	22,133
Inventory	148,348	89,878
Insurance receivable	499	—
Other current assets	12,174	9,762
Total Current Assets	341,134	257,886
Property, plant and equipment, net	62,686	53,302
Goodwill	69,941	69,941
Other intangible assets, net	27,810	33,499
Deferred tax assets	428,540	438,027
Right-of-use operating lease assets	42,881	46,044
Other assets	5,704	5,402
Total Assets	$978,696	$904,101

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$27,400	$64,875
Accrued expenses and other	44,143	22,215
Litigation settlement liability	5,999	—
Warranty liability—current portion	5,281	3,202
Deferred revenue	56,216	37,031
Total Current Liabilities	139,039	127,323
Revolving line of credit	163,750	136,750
Right-of-use operating lease liabilities	36,391	38,661
Warranty liability, less current portion	403	403
Other long-term liabilities	991	991
Total Liabilities	340,574	304,128
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.00001 par value - 5,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized; 172,380,287 and 171,358,711 shares issued; 168,471,900 and 167,450,324 outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	501,528	493,090
Treasury stock, at cost, 3,908,387 shares as of September 30, 2026 and December 31, 2025	(25,272)	(25,272)
Retained earnings	161,864	132,153
Total Stockholders' Equity	638,122	599,973
Total Liabilities and Stockholders’ Equity	$978,696	$904,101
See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$195,308	$135,804	$499,237	$327,006
Cost of revenue	132,912	85,552	346,306	207,412
Gross profit	62,396	50,252	152,931	119,594
Operating expenses
General and administrative expenses	31,003	29,423	90,482	74,180
Depreciation and amortization	2,427	2,158	7,043	6,433
Total operating expenses	33,430	31,581	97,525	80,613
Income from operations	28,966	18,671	55,406	38,981
Interest expense	(3,894)	(2,832)	(10,271)	(7,483)
Interest income	—	38	327	232
Litigation settlement expense, net of recoveries	(1,000)	—	(6,250)	—
Gain (loss) on sale of assets	(2)	(7)	(4)	3,127
Foreign currency gain (loss)	18	—	(10)	—
Income before income taxes	24,088	15,870	39,198	34,857
Income tax expense	(6,218)	(3,991)	(9,487)	(9,405)
Net income	$17,870	$11,879	$29,711	$25,452

Earnings per share of Class A common stock:
Basic	$0.11	$0.07	$0.18	$0.15
Diluted	$0.11	$0.07	$0.17	$0.15
Weighted average shares of Class A common stock outstanding:
Basic	168,377	167,369	168,000	167,206
Diluted	170,133	168,750	170,058	167,725

See accompanying notes to condensed consolidated financial statements.

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

For the three and nine months ended September 30, 2026

	Class A Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	167,450,324	$2	$493,090	3,908,387	$(25,272)	$132,153	$599,973
Net loss	—	—	—	—	—	(297)	(297)
Equity-based compensation	—	—	3,317	—	—	—	3,317
Activity under equity-based compensation plan	—	—	(1,347)	—	—	—	(1,347)
Vesting of restricted stock units	321,493	—	—	—	—	—	—
Balance at March 31, 2026	167,771,817	$2	$495,060	3,908,387	$(25,272)	$131,856	$601,646
Net income	—	—	—	—	—	12,138	12,138
Equity-based compensation	—	—	4,381	—	—	—	4,381
Activity under equity-based compensation plan	—	—	(946)	—	—	—	(946)
Vesting of restricted stock units	516,675	—	—	—	—	—	—
Balance at June 30, 2026	168,288,492	$2	$498,495	3,908,387	$(25,272)	$143,994	$617,219
Net income	—	—	—	—	—	17,870	17,870
Equity-based compensation	—	—	4,097	—	—	—	4,097
Activity under equity-based compensation plan	—	—	(1,064)	—	—	—	(1,064)
Vesting of restricted stock units	183,408	—	—	—	—	—	—
Balance at September 30, 2026	168,471,900	$2	$501,528	3,908,387	$(25,272)	$161,864	$638,122

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

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$29,711	$25,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,802	9,984
Amortization/write off of deferred financing costs	699	467
Equity-based compensation	11,795	7,674
Provision for obsolete or slow-moving inventory	3,030	1,090
Provision for warranty expense	8,947	256
Deferred taxes	9,487	10,574
Other	5,295	(3,127)
Changes in assets and liabilities:
Accounts receivable	(31,029)	(39,283)
Unbilled receivables	9,516	13,129
Inventory	(61,500)	(5,463)
Other assets	(3,413)	2,465
Accounts payable	(37,475)	12,566
Accrued expenses and other	17,530	11,661
Warranty liability	(6,868)	(33,653)
Litigation receivable and settlement liabilities	5,500	—
Deferred revenue	19,185	7,362
Net Cash Provided by (Used in) Operating Activities	(5,788)	21,154
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(17,501)	(25,879)
Proceeds from sale of property, plant and equipment	—	5,088
Net Cash Used in Investing Activities	(17,501)	(20,791)
Cash Flows from Financing Activities
Employee withholding taxes related to net settled equity awards	(3,357)	(344)
Proceeds from revolving credit facility	60,000	50,000
Repayments of revolving credit facility	(33,000)	(65,000)
Excise taxes on treasury stock transactions	—	59
Net Cash Provided by (Used in) Financing Activities	23,643	(15,285)
Net Increase (Decrease) in Cash and Cash Equivalents	354	(14,922)
Cash and Cash Equivalents—Beginning of Period	7,320	23,511
Cash and Cash Equivalents—End of Period	$7,674	$8,589

Shoals Technologies Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
Supplemental Cash Flows Information:	2026	2025
Cash paid for interest	$9,178	$6,751
Cash paid (refunded or received) for taxes	$(948)	$(183)
Non-cash investing and financing activities:
Purchased equipment not yet paid for	$—	$1,343
Right of use operating lease assets obtained in exchange for lease obligations	$—	$46,168
Right of use operating lease liabilities obtained in exchange for lease assets	$—	$41,336

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
As of September 30, 2026, the Company owns directly or indirectly five subsidiaries: Shoals Intermediate Parent Inc., Shoals Technologies Group, LLC, Shoals International, LLC, Shoals Energy Spain, S.L. and Shoals Energy Australia Pty Ltd.

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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, the condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of its operations and its cash flows for the three and nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Customer Concentrations
The Company had the following revenue concentration representing approximately 10% or more of revenue for the nine months ended September 30, 2026 and 2025 and related accounts receivable concentration as of September 30, 2026 and December 31, 2025:

	2026		2025
	Revenue %	Accounts Receivable %	Revenue %	Accounts Receivable %
Customer A	20.7%	24.7%	18.0%	25.2%
Customer B	12.4%	*	13.2%	*
Customer D	10.2%	11.2%	*	*
*Customer accounted for less than 10% of total revenue or accounts receivable in the period.
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

3.    Accounts Receivable
Accounts receivable, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$160,156	$129,289
Less: allowance for credit losses	(334)	(496)
Accounts receivable, net	$159,822	$128,793

4.    Inventory
Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$145,421	$90,694
Work in process	6,732	2,842
Finished goods	579	268
Allowance for obsolete or slow-moving inventory	(4,384)	(3,926)
Inventory	$148,348	$89,878

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Property, Plant and Equipment
Property, plant, and equipment, net consists of the following (in thousands):

	Estimated Useful Lives (Years)

		September 30, 2026	December 31, 2025
Land	N/A	$610	$610
Building and land improvements	5-40	35,018	30,228
Machinery and equipment	3-5	38,877	23,940
Furniture and fixtures	3-7	5,512	3,193
Vehicles	5	125	125
Software	5-7	1,624	—
Construction in progress		6,183	12,694
		87,949	70,790
Less: accumulated depreciation		(25,263)	(17,488)
Property, plant and equipment, net		$62,686	$53,302

Depreciation expense for the three months ended September 30, 2026 and 2025 was $3.2 million and $1.5 million, respectively. During the three months ended September 30, 2026 and 2025, $2.7 million and $1.2 million, respectively, of depreciation expense was allocated to cost of revenue and $0.5 million and $0.3 million, respectively, of depreciation expense was allocated to operating expenses.
Depreciation expense for the nine months ended September 30, 2026 and 2025 was $8.1 million and $4.3 million, respectively. During the nine months ended September 30, 2026 and 2025, $6.8 million and $3.6 million, respectively, of depreciation expense was allocated to cost of revenue and $1.3 million and $0.7 million, respectively, of depreciation expense was allocated to operating expenses in each period.
6.    Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2026. Goodwill totaled $69.9 million as of September 30, 2026 and December 31, 2025.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Intangible Assets
Other intangible assets, net consists of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2026	December 31, 2025
Amortizable:
Costs:
Customer relationships	13	$53,100	$53,100
Developed technology	13	34,600	34,600
Trade names	13	11,900	11,900
Total amortizable intangibles		99,600	99,600
Accumulated amortization:
Customer relationships		38,262	35,223
Developed technology		24,841	22,845
Trade names		8,687	8,033
Total accumulated amortization		71,790	66,101
Total other intangible assets, net		$27,810	$33,499
Amortization expense related to intangible assets amounted to $1.9 million for each of the three months ended September 30, 2026 and 2025 and $5.7 million for each of the nine months ended September 30, 2026 and 2025.

7.    Accrued Expenses and Other
Accrued expenses and other consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$11,933	$6,532
Accrued interest	1,261	653
Accrued rebates	8,337	4,851
Accrued professional fees	4,898	3,189
Contract liabilities	10,682	1,811
Other accrued expenses	7,032	5,180
Total accrued expenses and other	$44,143	$22,215
8.    Warranty Liability
General Warranty
The Company offers an assurance-type warranty for its products against manufacturer defects which does not contain a service element. For these assurance-type warranties, including product rework prior to installation, a provision for estimated future costs related to such matters is recorded when they are probable and reasonably estimable. As of September 30, 2026 and December 31, 2025 our estimated liability for these matters was approximately $4.9 million and $0.3 million, respectively.
For the three and nine months ended September 30, 2026 the Company recorded $4.6 million and $8.9 million, respectively, in expense related to product quality remediation, rework activities, and associated

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
warranty obligations. For the three and nine months ended September 30, 2025, the Company recorded zero and $0.3 million, respectively, related to such matters.
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
As of September 30, 2026, the estimate of potential losses remains unchanged from the estimate provided as of December 31, 2025. In accordance with ASC 450, Contingencies, the Company believes the total estimated loss for this matter is $73.0 million, which represents the best estimate of the potential loss as of September 30, 2026, of which $72.2 million has been incurred to date. As of September 30, 2026, our recorded remaining warranty liability related to this matter was $0.8 million. It is possible that our liability could exceed the amount recorded, including due to additional reports of wire insulation shrinkback at previously affected and reported solar projects or at projects not previously reported or otherwise identified. Any excess amounts remain uncertain.
The estimated loss, as revised, continues to be based on several assumptions, including estimated failure rates, future notification of impacted harnesses, the potential magnitude of engineering, procurement and construction firm’s labor cost to identify and perform the repair and replacement of impacted harnesses, materials replacement cost, planned remediation method, and inspection costs. While our wire insulation shrinkback warranty liability represents our best estimate of expected losses, the Company will monitor future activity to best estimate potential losses. The Company has previously increased, and may further increase in the future, its estimated warranty liability from its current estimate based on available information, including future remediation efforts and the scope of future replacements, if any. Such increase may be material. The Company does not maintain insurance for product warranty issues and has commenced a lawsuit against Prysmian, as discussed in more detail under Wire Insulation Shrinkback Litigation section of Note 13 - Commitments and Contingencies. Because the lawsuit against Prysmian is ongoing, potential recovery from Prysmian is not considered probable as defined in ASC 450, Contingencies, and has not been considered in our estimate of the warranty liability as of September 30, 2026.
The Company recorded no warranty expense related to this matter for the nine months ended September 30, 2026 and 2025, respectively.
Warranty liability, which includes both general warranty and wire insulation shrinkback warranty, is estimated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty liability, beginning of period	$3,884	$19,785	$3,605	$40,994
Warranty expense	4,577	—	8,947	256
Payments	(2,777)	(12,188)	(6,868)	(33,653)
Warranty liability, end of period	5,684	7,597	5,684	7,597
Less: current portion	5,281	4,556	5,281	4,556
Warranty liability, net of current portion	$403	$3,041	$403	$3,041

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
9.    Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Revolving Credit Facility	$163,750	$136,750

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
As of September 30, 2026, the interest rate on the Revolving Credit Facility ranged from 6.83% to 7.14% for benchmark loans, representing SOFR plus 3.00%, and was 9.00% for base rate loans, representing Prime Rate plus 2.00%. As of September 30, 2026, there were $163.8 million of outstanding borrowings, $1.4 million of outstanding letters of credit, and $84.8 million of availability under the Revolving Credit Facility.
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
As discussed above, the Revolving Credit Facility also includes a consolidated leverage ratio financial covenant that is tested on the last day of each fiscal quarter. As of September 30, 2026, the Company was in compliance with all the required covenants.

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
Basic and diluted EPS of Class A common stock have been computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income - basic and diluted	$17,870	$11,879	$29,711	$25,452
Denominator:
Weighted average shares of Class A common stock outstanding - basic	168,377	167,369	168,000	167,206
Effect of dilutive securities:
Restricted / performance stock units	1,756	1,381	2,058	519
Weighted average shares of Class A common stock outstanding - diluted	170,133	168,750	170,058	167,725

Earnings per share of Class A common stock - basic	$0.11	$0.07	$0.18	$0.15
Earnings per share of Class A common stock - diluted	$0.11	$0.07	$0.17	$0.15

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
Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted 972,616 restricted stock units (“RSUs") to certain employees, officers and directors of the Company. The RSUs granted during 2026 have grant date fair values ranging from $5.96 to $12.18 per unit and vest ratably over 3 years, except director grants, which vest over 1 year.

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Activity under the 2021 Incentive Plan for RSUs was as follows:

	Nine Months Ended September 30, 2026

	Restricted Stock Units	Weighted Average Price
Outstanding, December 31, 2025	2,855,822	$5.75
Granted	972,616	$9.82
Vested	(1,441,444)	$6.09
Forfeited	(115,284)	$6.35
Outstanding, September 30, 2026	2,271,710	$7.54

Performance Stock Units
During the nine months ended September 30, 2026, the Company granted an aggregate of 432,943 Performance Stock Units ("PSUs") to certain executives. The PSUs granted during 2026 cliff vest after 3 years based upon the level of achievement of certain revenue and adjusted diluted EPS targets during the performance period commencing January 1, 2026 and ending on December 31, 2028, and contain a total shareholder return modifier which could increase or decrease the ultimate number of shares of Class A common stock issued to the executives. The PSUs were valued based on assumed vesting at target and using the market value of the Class A common stock on the grant dates with a value of $10.70.
Activity under the 2021 Incentive Plan for PSUs was as follows:

	Nine Months Ended September 30, 2026

	Performance Stock Units	Weighted Average Price
Outstanding, December 31, 2025	1,321,520	$9.20
Granted	432,943	$10.70
Vested	—	$—
Forfeited	(147,922)	$26.76
Outstanding, September 30, 2026	1,606,541	$7.99
The Company recognized equity-based compensation of $4.1 million and $2.4 million, respectively, for the three months ended September 30, 2026 and 2025 and $11.8 million and $7.7 million, respectively, for the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company had $19.7 million of unrecognized compensation costs which is expected to be recognized over a weighted average period of 1.9 years.

12.    Stockholders’ Equity
Common Stock Economic and Voting Rights
Holders of Class A common stock are entitled to one vote per share. As of September 30, 2026, there were no shares of Class B common stock outstanding, and no shares of Class B common stock are currently issuable.

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
Intellectual Property Litigation
The 2023 IP Litigations. On May 4, 2023, the Company filed a patent infringement complaint with the U.S. International Trade Commission (“ITC”) against Hikam America, Inc., a corporation based in Chula Vista, California, and its related foreign entities (together, “Hikam”), and Voltage LLC, a limited liability company based in Chapel Hill, North Carolina, and a related foreign entity (together, “Voltage”). The complaint primarily requests that the ITC (i) investigate unlawful imports of certain photovoltaic connectors and components that the Company alleges infringe on two valid and enforceable patents owned by the Company related to improved connectors for solar panel arrays and (ii) issue a limited exclusion order and a cease and desist order against the Hikam respondents and the Voltage respondents to bar them from importing, marketing, distributing, selling, offering for sale, licensing, advertising, transferring, or otherwise using the infringing photovoltaic connectors and components in and into the United States. Also on May 4, 2023, the Company filed complaints against Hikam in the U.S. District Court for the Southern District of California, and against Voltage in the U.S. District Court for the Middle District of North Carolina on the same subject matter. The District Court actions seek injunctive relief and monetary damages. The District Court were stayed pending the final disposition of the ITC investigation. On August 30, 2024, the Administrative Law Judge issued a Final Initial Determination finding that Voltage violated Section 337 of the Tariff Act of 1930, as amended, by importing infringing LYNX trunk bus products into the United States. However, on January 14, 2025, the ITC reversed the Administrative Law Judge’s Final Initial Determination and issued a Notice of a Commission Final Determination Finding No Violation of Section 337. The Company appealed the ITC’s decision to the Federal Circuit on February 11, 2025. On February 11, 2026, the Company and Hikam filed a voluntary, joint-dismissal that will end the legal proceedings as they pertain to Hikam. On October 22, 2026, the Company voluntarily dismissed its appeal of the ITC’s Final Determination before the Federal Circuit. The proceedings in the Middle District of North Carolina pertaining to Voltage are ongoing.
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
On February 17, 2026, the Company filed a motion for a preliminary injunction seeking to prevent Voltage from manufacturing, distributing, or selling its infringing products in the United States.
The District Court case was tried to a jury beginning on August 13, 2026. On August 26, 2026, the jury returned a verdict in favor of the Company on all matters submitted to it, finding that Voltage willfully infringed certain Company patents and awarding the Company $96.4 million in damages based on lost profits and price erosion. Following the jury’s verdict, the District Court issued a preliminary injunction covering the infringing product line. Voltage has indicated its intention to pursue post-trial remedies, including review of the verdict and a new trial.
The Company continues to vigorously litigate these cases. However, at this stage, the Company is unable to predict the ultimate outcome or impact on its business and financial results. The Company is accounting for these matters as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450, Contingencies.
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

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On May 24, 2024, all of these cases were consolidated into one action captioned In re Shoals Technologies Group, Inc. Securities Litigation. Plaintiff Erste Asset Management GmbH has been appointed Lead Plaintiff. On December 9, 2024, Lead Plaintiff and plaintiff Kissimmee Utility Authority Employees’ Retirement Plan filed a consolidated complaint, and on February 4, 2025, Plaintiffs filed an amended complaint. The Company filed a motion to dismiss the amended complaint on February 18, 2025. Plaintiffs filed an opposition to the motion to dismiss on April 21, 2025. On September 30, 2025, the court issued its ruling on the motion to dismiss, granting it in part and denying it in part. On January 21, 2025, Plaintiffs filed a motion for class certification, appointment of class representatives, and approval of class counsel. Defendants’ opposition to Plaintiffs’ motion is due April 6, 2026. Plaintiffs’ reply brief in support of their motion is due May 21, 2026. In December 2025 and January 2026, the Company and the Plaintiffs engaged in court-ordered mediation. On April 28, 2026, the Company and the Plaintiffs submitted a Stipulation and Agreement of Settlement to the United States District Court for the Middle District of Tennessee, Nashville Division. On May 4, 2026, the District Court granted preliminary approval of the settlement. The settlement amount is $70.0 million, of which $64.8 million is fully covered by the Company’s insurance. The Company and its insurers made an initial payment of $65.5 million in June 2026. There is a remaining settlement litigation liability on the Consolidated Balance Sheet of $4.5 million. For the three and nine months ended September 30, 2026, the Company recorded zero and $5.3 million of settlement expense on the Consolidated Statement of Operations related to this matter.
On September 29, 2026, the court held the final settlement hearing, as stipulated by the preliminary settlement order. On September 30, 2026, the court entered an order and final judgment, approving the settlement and dismissing the case with prejudice.

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
On December 2, 2025, another derivative stockholder action was filed against certain current and former officers and directors of the Company in the Delaware Court of Chancery, captioned Gipsman v. Whitaker, et al. (the “Delaware Derivative Action”). The Delaware Derivative Action asserts claims for breach of fiduciary duty, insider trading, unjust enrichment, and corporate waste, all of which relate to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate. The Company is named as a nominal defendant only. On February 25, 2026, the court entered an order staying the case pending the earlier of (i) the close of fact discovery in the Securities Litigation; or (ii) the lifting of the stay in the Tennessee Derivative Action.
On May 8, 2026, the parties in the Tennessee Derivative Action and Delaware Derivative Action attended a mediation proceeding. Though the mediation did not result in settlement, the parties continued to negotiate and agreed on a binding term sheet to settle the Tennessee Derivative Action and the Delaware Derivative Action. The settlement requires the Company to make certain corporate governance reforms and does not include a monetary component. The parties have agreed to a mediator’s proposal that the attorneys for plaintiffs will seek a $1.5 million fee award, subject to final court approval. The Company’s first-layer side A carrier has agreed to pay $0.5 million of the fee award. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding insurance receivable on the Consolidated Balance Sheet as of September 30, 2026. The Company has recorded a settlement expense of $1.0 million on the Consolidated Statement of Operations for the three months ended September 30, 2026. The parties have entered into a settlement stipulation and are in the process of finalizing the motion to seek preliminary approval. The parties to the Tennessee Derivative Action filed a stipulation on October 28, 2026 to extend the stay until November 11, 2026, while the parties complete the process of finalizing the motion to seek preliminary approval for the settlement.
On June 22, 2026, another derivative stockholder action was filed against certain current and former officers and directors of the Company in the United States District Court for the Middle District of Tennessee, Nashville Division, captioned Cecil v. Bardos, et al. (the “Cecil Derivative Action”). The complaint alleges violations of Section 14(a), breach of fiduciary duty, insider-trading claims, unjust enrichment, and waste, based on allegedly false and misleading statements and omissions relating to the wire insulation shrinkback matter. The complaint seeks unspecified monetary damages, recovery of fees and costs, and other relief that the court may find appropriate. On September 1, 2026, the parties to the Cecil Derivative Action jointly moved to stay all deadlines in light of plaintiff’s agreement to become a party to the binding term sheet in the Tennessee Derivative Action. The court granted the stay motion on September 2, 2026, and administratively closed the case.

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
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources. As of September 30, 2026, the Company had surety bonds outstanding of $50.3 million.

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
In the nine months ended September 30, 2026 and 2025, our effective tax rate for continuing operations was 24.2% and 27.0%, respectively. The difference between the effective tax rate and the statutory tax rate is primarily attributable to nondeductible compensation under Section 162(m) and discrete adjustments related to RSU and PSU shortfalls and windfalls. The decrease in the effective tax rate for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to stock compensation tax windfalls and the reversal of a related Section 162(m) deferred tax asset valuation allowance in 2026, compared to stock compensation tax shortfalls recognized in 2025.
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
The following table presents the Company’s revenue disaggregated by product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
System solutions	$150,399	$110,402	$375,357	$252,181
Components	44,909	25,402	123,880	74,825
Total revenue	$195,308	$135,804	$499,237	$327,006

Shoals Technologies Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, retainage, and deferred revenue on the condensed consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period.
The Company’s contract balances consist of the following (in thousands):

	Location on the Condensed Consolidated Balance Sheets	September 30, 2026	December 31, 2025
Billed accounts receivable	Accounts receivable, net	$135,723	$119,521
Retainage	Accounts receivable, net	$24,099	$9,272
Contract liabilities	Accrued expenses and other	$10,682	$1,811
Unbilled receivables	Unbilled receivables	$12,617	$22,133
Deferred revenue	Deferred revenue	$56,216	$37,031
Accrued rebates	Accrued expenses and other	$8,337	$4,851

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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three and nine months ended September 30, 2026, $7.3 million and $32.4 million of deferred revenue recorded as of December 31, 2025 was recognized in revenue. During the three and nine months ended September 30, 2025, $1.2 million and $13.3 million of deferred revenue recorded as of December 31, 2024 was recognized in revenue.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$195,308	$135,804	$499,237	$327,006
Cost of revenue	132,912	85,552	346,306	207,412
Gross profit	62,396	50,252	152,931	119,594
Operating expenses
General and administrative expenses	31,003	29,423	90,482	74,180
Depreciation and amortization	2,427	2,158	7,043	6,433
Total operating expenses	33,430	31,581	97,525	80,613
Income from operations	28,966	18,671	55,406	38,981
Non-operating income/(expense) (1)	(4,878)	(2,801)	(16,208)	(4,124)
Income tax expense	(6,218)	(3,991)	(9,487)	(9,405)
Net income	$17,870	$11,879	$29,711	$25,452
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
17. Subsequent Events
    On November 4, 2026, we entered into the ARRAY Merger Agreement with ARRAY. Upon closing, each share of the Company’s Class A common stock will be exchanged for 1.6931 shares of ARRAY common stock. The closing of the ARRAY Merger is subject to the satisfaction of customary closing conditions, including receipt of required government and regulatory approvals and approval by Shoals shareholders and ARRAY stockholders. If completed, the ARRAY Merger is expected to have a material impact on our business, results of operations and financial condition. The ARRAY Merger Agreement has been approved by each of the Board of Directors of the Company and ARRAY.

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

Traditionally, and for the three and nine months ended September 30, 2026, we primarily sold our EBOS solutions and OEM components to customers in the United States, while also fulfilling orders for international utility-scale solar projects. Specifically, we primarily sold to engineering, procurement and construction firms (“EPCs”) for use in large solar and BESS projects designed to generate electricity and feed it directly into the electric grid, typically with a generation capacity of 1 megawatt or greater. These EPCs work with owners and developers of solar assets to build energy infrastructure projects. However, given the mission-critical nature of EBOS, the decision to use our products typically involves input from both the EPC and the owner/developer of the energy infrastructure energy project.

We have a focus in two end-markets: (1) clean, grid connected energy and (2) data center and mission-critical electrical infrastructure. This market diversification seeks to capitalize on the growing global demand for energy and the need to accelerate electrification.
We derived 75.2% of our revenue from the sale of system solutions for the nine months ended September 30, 2026. For the same period, we derived substantially all of our revenue from customers in the U.S. As of September 30, 2026, we had $791.7 million of backlog and awarded orders. Backlog of $374.7 million represents signed purchase orders or contractual minimum purchase commitments with take-or-pay provisions and awarded orders of $417.0 million are orders we are in the process of documenting a contract for but for which a contract has not yet been signed. As of September 30, 2026, we believe approximately $371.3 million of backlog and $325.3 million of awarded orders have delivery dates in the next twelve months. Additionally, more than 12.9% of our September 30, 2026 backlog and awarded orders related to international projects. As of September 30, 2026, backlog and awarded orders increased by 9.8% relative to the same date last year and decreased by 1.2% relative to June 30, 2026.

Recent Developments
On November 4, 2026, we entered into the ARRAY Merger Agreement with ARRAY. Upon closing, each share of the Company’s Class A common stock will be exchanged for 1.6931 shares of ARRAY common stock. The closing of the ARRAY Merger is subject to the satisfaction of customary closing conditions, including receipt of required government and regulatory approvals and approval by Shoals shareholders and ARRAY stockholders. If completed, the ARRAY Merger is expected to have a material impact on our business, results of operations and financial condition. The ARRAY Merger Agreement has been approved by each of the Board of Directors of the Company and ARRAY.

Trends and Uncertainties
Trade Regulation and Import Tariffs

Our business activities are subject to numerous laws and regulations in the jurisdictions in which we operate. Our exports and imports are subject to complex trade and customs laws, tax requirements, and tariffs established through governmental actions, statutory authorities or international agreements. Changes in tax policies or trade regulations, the imposition of new or increased tariffs on imported products, including reciprocal tariffs, or retaliatory actions by trading partners could adversely affect our business, financial condition and results of operations.

The global trade environment has experienced significant uncertainty and volatility, including changes in tariff rates, product coverage, implementation dates, exemptions and related regulatory guidance. Although certain tariffs previously paid by us have been reimbursed, future changes in trade policy could result in additional tariffs, duties or other costs. The timing, scope and ultimate impact of future trade actions are difficult to predict and may be affected by governmental actions, negotiations with trading partners, judicial proceedings, regulatory developments and changes in applicable laws.

Tariffs and other trade restrictions may increase the cost of raw materials and components used in our products, including copper, aluminum and other materials, and may also result in higher supplier prices, changes in sourcing arrangements or disruptions to our supply chain. Although we have expanded our domestic capabilities, strengthened supply chain resiliency and increased domestic manufacturing capacity, these measures may not fully mitigate the effects of future changes in trade policy. We may also be unable to pass increased costs on to our customers, or there may be a delay between when such costs are incurred and when they can be recovered, which could adversely affect our gross margins and results of operations. Retaliatory trade measures could also adversely affect exports of our products, customer demand or our competitive position in certain markets.

We continue to monitor developments in trade policy, tariffs, customs regulations and global supply chain conditions and evaluate procurement, sourcing and inventory strategies intended to mitigate potential adverse effects. However, significant or rapidly implemented changes in trade policy could adversely affect our supply chain, input costs, pricing, cash flows, financial condition and results of operations.

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

Other Macroeconomic Pressures
Inflationary pressures persisted into 2026, driven in part by tariff-related cost increases that elevated prices for imported and domestic goods. Forecasts indicate that while inflation is expected to gradually ease, it remains above desired targets, with ongoing price pressures anticipated through 2026. Interest rates, though off their historic highs, remain elevated relative to long-term averages, and uncertainty remains regarding the future path of monetary policy, including the potential for interest rates to remain elevated or increase further if inflationary pressures persist. Higher borrowing costs, coupled with uncertainty created by shifting tariff regimes and evolving monetary policy, may continue to affect capital markets and increase our cost of financing.

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
Our revenue is affected by changes in the price, volume and mix of system solutions and components purchased by our customers. The price and volume of our system solutions and components are driven by the demand for our energy infrastructure system solutions and components, volume based discounts and rebate incentives, changes in product mix, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.
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
Operating Expenses
Operating expenses consist of general and administrative expenses as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, equity-based compensation, benefits, payroll taxes and commissions. The number of our full-time employees increased from 186 to 211 from September 30, 2025 to September 30, 2026, and we expect to hire new employees in the future to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue.
General and Administrative Expenses
General and administrative expenses consist primarily of legal and professional fees, salaries, equity-based compensation expense, employee benefits and payroll taxes related to our executives, and our sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, insurance, bad debt expense and fees for professional services. Professional services consist of audit, tax, accounting, legal, internal controls, information technology, investor relations and other costs. We expect to increase our sales and marketing personnel as we expand into new geographic markets. Substantially all of our sales are currently in the U.S. We currently have a sales presence serving the U.S., Asia-Pacific, Europe, Latin America, and Africa geographies. We intend to grow our sales presence and marketing efforts in targeted geographic markets and could expand to additional countries in the future.
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
Gain (loss) on sale of asset
Gain (loss) on sale of asset represents consideration received in excess of the net book value of assets sold.
Foreign currency gain (loss), net
Foreign currency gains and losses arise from the remeasurement of transactions in a currency other than the functional currency of the Company based on exchange rate fluctuations.
Income Tax Expense
Shoals Technologies Group, Inc. is subject to U.S. federal and state income tax in multiple jurisdictions.

Results of Operations

The following table summarizes our results of operations (dollars in thousands):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2026	2025			2026	2025
Revenue	$195,308	$135,804	$59,504	43.8%	$499,237	$327,006	$172,231	52.7%
Cost of revenue	132,912	85,552	47,360	55.4%	346,306	207,412	138,894	67.0%
Gross profit	62,396	50,252	12,144	24.2%	152,931	119,594	33,337	27.9%
Operating expenses
General and administrative expenses	31,003	29,423	1,580	5.4%	90,482	74,180	16,302	22.0%
Depreciation and amortization	2,427	2,158	269	12.5%	7,043	6,433	610	9.5%
Total operating expenses	33,430	31,581	1,849	5.9%	97,525	80,613	16,912	21.0%
Income from operations	28,966	18,671	10,295	55.1%	55,406	38,981	16,425	42.1%
Interest expense	(3,894)	(2,832)	(1,062)	(37.5)%	(10,271)	(7,483)	(2,788)	(37.3)%
Interest income	—	38	(38)	(100.0)%	327	232	95	40.9%
Litigation settlement expense, net of recoveries	(1,000)	—	(1,000)	*	(6,250)	—	(6,250)	*
Gain (loss) on sale of assets	(2)	(7)	5	(71.4)%	(4)	3,127	(3,131)	(100.1)%
Foreign currency gain (loss)	18	—	18	*	(10)	—	(10)	*
Income before income taxes	24,088	15,870	8,218	51.8%	39,198	34,857	4,341	12.5%
Income tax expense	(6,218)	(3,991)	(2,227)	(55.8)%	(9,487)	(9,405)	(82)	(0.9)%
Net income	$17,870	$11,879	$5,991	50.4%	$29,711	$25,452	$4,259	16.7%
*Not meaningful as the prior period balance was zero.

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue
Revenue increased by $59.5 million, or 43.8%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, driven by strong underlying demand of products, the impact of market share capture initiatives, and an increase in volume of projects in the current year.

Cost of Revenue and Gross Profit
Cost of revenue increased by $47.4 million, or 55.4%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, driven by the increase in revenue. Gross profit as a percentage of revenue was 31.9% during the three months ended September 30, 2026, and 37.0% during the three months ended September 30, 2025. Gross profit as a percentage of revenue declined period over period primarily due to operational inefficiencies associated with the ramp-up and transition into the new manufacturing facility and product mix within the period, along with costs incurred to address product quality matters, including rework and corrective actions, as well as incremental lease accounting amortization.

Operating Expenses
General and Administrative
General and administrative expenses increased $1.6 million, or 5.4%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase in general and administrative expenses was the result of a $5.4 million increase in cash and share-based incentive compensation expense due to improved financial performance in comparison to the prior year and increased headcount, which was offset by $4.1 million in decreased spending related to legal matters in the current quarter in comparison to the prior year quarter.

Depreciation and Amortization
Depreciation and amortization expenses increased by $0.2 million, or 12.5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This change is attributable to additions of property, plant, and equipment supporting our general and administrative functions.

Interest Expense
Interest expense increased by $1.1 million, or 37.5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This increase was due to an increase in the total weighted average outstanding balance of the Revolving Credit Facility during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Litigation settlement expense, net of recoveries
Litigation settlement expense, net of recoveries increased by $1.0 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This is due to the accrual for the settlement amount, net of insurance recoveries related to the Company’s Derivative litigation. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.
Income tax expense
Income tax expense totaled $6.2 million for the three months ended September 30, 2026, as compared to income tax expense of $4.0 million for the three months ended September 30, 2025. Our effective income tax rate for the three months ended September 30, 2026 and 2025 was 25.8% and 25.1%, respectively. The change in our effective income tax rate was primarily attributable to nondeductible compensation under Section 162(m) during the three months ended September 30, 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue
Revenue increased by $172.2 million, or 52.7%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, driven by strong underlying demand of products, the impact of market share capture initiatives, and an increase in volume of projects in the current year.

Cost of Revenue and Gross Profit
Cost of revenue increased by $138.9 million, or 67.0%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, driven by the increase in revenue. Gross profit as a percentage of revenue was 30.6% during the nine months ended September 30, 2026, and 36.6% during the nine months ended September 30, 2025. Gross profit as a percentage of revenue declined period over period primarily due to operational inefficiencies associated with the ramp-up and transition into the new manufacturing facility and product mix within the period, along with costs incurred to address product quality matters, including rework and corrective actions, as well as incremental lease accounting amortization.

Operating Expenses
General and Administrative
General and administrative expenses increased $16.3 million, or 22.0%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase in general and administrative expenses was the result of $11.4 million in increased payroll, cash and incentive based share expense due to increased headcount in comparison to the prior year, $3.3 million in increased costs related to administration, and a $1.5 million increase in legal expenses for ongoing matters related to wire insulation shrinkback, intellectual property, and shareholder litigation matters.

Depreciation and Amortization
Depreciation and amortization expenses increased by $0.6 million, or 9.5%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This change is attributable to additions of property, plant, and equipment supporting our general and administrative functions.

Interest Expense
Interest expense increased by $2.8 million, or (37.3)%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase was due to an increase in the total weighted average outstanding balance of the Revolving Credit Facility during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Litigation settlement expense, net of recoveries
Litigation settlement expense, net of recoveries increased by $6.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This is due to the accrual for the settlement amount, net of insurance recoveries related to the Company’s Securities and Derivative litigations. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.
Gain on sale of asset
Gain on sale of asset decreased $3.1 million from the previous period due to the prior year sale of owned land and building assets to consolidate operations into new facilities.

Income tax expense
Income tax expense totaled $9.5 million for the nine months ended September 30, 2026, as compared to income tax expense of $9.4 million for the nine months ended September 30, 2025. Our effective income tax rate for the nine months ended September 30, 2026 and 2025 was 24.2% and 27.0%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to stock compensation tax windfalls and the reversal of a related Section 162(m) deferred tax asset valuation allowance.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Profit Percentage, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share (“EPS”)
We define Adjusted Gross Profit as gross profit plus plant optimization expenses. We define Adjusted Gross Profit Percentage as Adjusted Gross Profit divided by revenue. We define Adjusted EBITDA as net income plus/(minus) (i) interest expense, (ii) interest income, (iii) income tax expense, (iv) depreciation expense, (v) amortization of intangibles, (vi) equity-based compensation, (vii) gain (loss) on sale of asset (viii) wire insulation shrinkback litigation expenses, (ix) plant optimization expenses, (x) shareholder litigation expenses, (xi) litigation settlement expense, net of insurance recoveries, and (xii) transaction, integration, and restructuring costs. We define Adjusted Net Income as net income plus (i) amortization of intangibles, (ii) amortization / write-off of deferred financing costs, (iii) equity-based compensation, (iv) gain (loss) on sale of asset (v) wire insulation shrinkback litigation expenses, (vi) plant optimization expenses, (vii) shareholder litigation expenses, (viii) litigation settlement expenses, net of insurance recoveries, and (ix) transaction, integration, and restructuring costs, all net of applicable income taxes. We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common stock outstanding for the applicable period.
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

Reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$195,308	$135,804	$499,237	$327,006
Cost of revenue	132,912	85,552	346,306	207,412
Gross profit	$62,396	$50,252	$152,931	$119,594
Gross profit percentage	31.9%	37.0%	30.6%	36.6%

Plant optimization expense (b)	$115	$—	$1,232	$—
Adjusted gross profit	$62,511	$50,252	$154,163	$119,594
Adjusted gross profit percentage	32.0%	37.0%	30.9%	36.6%

Reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$17,870	$11,879	$29,711	$25,452
Interest expense	3,894	2,832	10,271	7,483
Interest income	—	(38)	(327)	(232)
Income tax expense	6,218	3,991	9,487	9,405
Depreciation expense	3,174	1,466	8,113	4,296
Amortization of intangibles	1,910	1,909	5,703	5,710
Equity-based compensation	4,096	2,421	11,794	7,675
(Gain) loss on sale of asset	2	7	4	(3,127)
Wire insulation shrinkback litigation expenses (a)	711	6,831	7,294	11,906
Plant optimization expenses (b)	115	676	1,232	676
Shareholder litigation expenses (c)	144	261	2,264	1,174
Litigation settlement expense (c)	1,000	—	6,250	—
Transaction, integration and restructuring costs (d)	671	—	671	—
Adjusted EBITDA	$39,805	$32,235	$92,467	$70,418

Reconciliation of Net Income to Adjusted Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$17,870	$11,879	$29,711	$25,452
Amortization of intangibles	1,910	1,909	5,703	5,710
Amortization / write-off of deferred financing costs	387	156	699	467
Equity-based compensation	4,096	2,421	11,794	7,675
(Gain) loss on sale of asset	2	7	4	(3,127)
Wire insulation shrinkback litigation expenses (a)	711	6,831	7,294	11,906

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Plant optimization expenses (b)	115	676	1,232	676
Shareholder litigation expenses (c)	144	261	2,264	1,174
Litigation settlement expense (c)	1,000	—	6,250	—
Transaction, integration and restructuring costs (d)	671	—	671	—
Tax impact of adjustments (e)	(2,413)	(2,943)	(9,588)	(5,875)
Adjusted Net Income	$24,493	$21,197	$56,034	$44,058
(a)    For the three and nine months ended September 30, 2026, represents $0.7 million and $7.3 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. For the three and nine months ended September 30, 2025, represents $6.8 million and $11.9 million, respectively, of expenses incurred in connection with the lawsuit initiated by the Company against the supplier of the defective wire. We consider this litigation distinct from ordinary course legal matters given the expected magnitude of the expenses, the nature of the allegations in the Company’s complaint, the amount of damages sought, and the impact of the matter underlying the litigation on the Company’s financial results. In the future, we also intend to exclude from our non-GAAP measures the benefit of recovery, if any. We believe excluding expenses from these discrete litigation events provides investors with a better view of the operating performance of our business and allows for comparability through periods. See Note 13 - Commitments and Contingencies, in our condensed consolidated financial statements included in this Form 10-Q for more information.
(b) For the three and nine months ended September 30, 2026, represents $0.1 million and $1.2 million of expenses incurred in connection with actions taken to consolidate our operations into a newly constructed facility, including items such as professional fees, relocation, facility set-up and other costs, which relates to costs classified within cost of revenue based on their nature and function. For the three and nine months ended September 30, 2025, represents $0.7 million of expenses incurred in connection with actions taken to consolidate our operations into a newly constructed facility, which primarily consisted of costs classified within general and administrative expenses based on their nature and function. We believe excluding expenses from these events provides investors with a better view of the operating performance of our business and allows for comparability through periods.
(c)    For the three and nine months ended September 30, 2026, represents $0.1 million and $2.3 million, respectively, of expenses incurred in connection with the Company’s defense of certain derivative and class action litigation and for the three and nine months ended September 30, 2026, represents $1.0 million and $6.3 million, respectively, in settlement expenses associated with this litigation. For the three and nine months ended September 30, 2025, represents $0.3 million and $1.2 million, respectively, of expenses incurred in connection with the Company’s defense of certain derivative and class action litigation. We consider expenses incurred in connection with these legal matters distinct from normal matters and expenses within the operation of our business.
(d)    Represents costs incurred in connection with the ARRAY Merger, primarily consisting of legal, investment banking, accounting, consulting and other professional and advisory fees. We believe these costs are not reflective of our core operations and that excluding them provides a more meaningful view of our ongoing operating performance.
(e)    Shoals Technologies Group, Inc. is subject to U.S. Federal income taxes, in addition to state and local taxes. Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax. The adjustment to the provision for income tax reflects the effective tax rates below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Permanent adjustments	3.1%	0.6%	3.1%	0.6%
State and local taxes (net of federal benefit)	2.6%	2.4%	2.6%	2.4%
Effective income tax rate for Adjusted Net Income	26.7%	24.0%	26.7%	24.0%
Calculation of Adjusted Diluted Earnings per Share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted weighted average shares outstanding	170,133	168,750	170,058	167,725

Adjusted Net Income	$24,493	$21,197	$56,034	$44,058
Adjusted Diluted EPS	$0.14	$0.13	$0.33	$0.26

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
Cash used in operating activities was $5.8 million during the nine months ended September 30, 2026, as compared to cash provided by operating activities of $21.2 million during the nine months ended September 30, 2025. As of September 30, 2026, our cash and cash equivalents were $7.7 million, an increase from $7.3 million as of December 31, 2025. As of September 30, 2026 we had outstanding borrowings of $163.8 million, a $27.0 million increase from outstanding borrowings of $136.8 million as of December 31, 2025. As of September 30, 2026, we also had $84.8 million available for additional borrowings under our $250.0 million Revolving Credit Facility.

	Nine Months Ended September 30,
	2026	2025
Net Cash Provided by (Used in) Operating Activities	$(5,788)	$21,154
Net Cash Used in Investing Activities	(17,501)	(20,791)
Net Cash Provided by (Used in) Financing Activities	23,643	(15,285)
Net Increase (Decrease) in Cash and Cash Equivalents	$354	$(14,922)

Operating Activities
For the nine months ended September 30, 2026, cash used in operating activities was $5.8 million, due to operating results that included $29.7 million of net income, which included $53.1 million of non-cash expense, along with cash inflows in deferred revenue of $19.2 million, accrued expenses and other of $17.5 million, and litigation receivable and settlement liabilities of $5.5 million. These inflows were offset by outflows in inventory of $61.5 million, accounts receivable and unbilled receivables of $21.5 million, warranty of $6.9 million, and other assets of $3.4 million.
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
Investing Activities
For the nine months ended September 30, 2026, net cash used investing activities was $17.5 million, which was attributable to purchases of property and equipment.
For the nine months ended September 30, 2025, net cash used investing activities was $20.8 million, which was attributable to the purchase of $25.9 million in property and equipment, offset by the proceeds from the sale of property and equipment of $5.1 million.
Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $23.6 million, due to $60.0 million in borrowings on the Revolving Credit Facility offset by $33.0 million in repayments and $3.4 million in taxes paid related to net share settled equity awards.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2026, there were no material changes in our market risk exposure. For a description of our analysis of quantitative and qualitative market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of the material factors that affect our business, financial condition or results of operations, please see the risk factors disclosed in our 2025 Form 10-K and the other information set forth in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations. The following risk factors supplement the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the ARRAY Merger

The Company’s shareholders cannot be sure of the value of the consideration they will receive in the ARRAY Merger, if completed, because the exchange ratio is fixed and the market price of ARRAY common stock has fluctuated and will continue to fluctuate.

If the ARRAY Merger is completed, each share of the Company’s Class A common stock outstanding immediately prior to the ARRAY Merger will automatically be converted into the right to receive 1.6931 shares of ARRAY common stock and, if applicable, cash in lieu of fractional shares (the “ARRAY Merger Consideration”). Because the exchange ratio is fixed, the value of the ARRAY Merger Consideration will depend on the market price of ARRAY common stock at the time the ARRAY Merger is completed. The value of ARRAY common stock has fluctuated since the date of the announcement of the ARRAY Merger Agreement and will continue to fluctuate. Accordingly, the Company’s shareholders will not know or be able to determine the market value of the ARRAY Merger Consideration they would receive upon completion of the ARRAY Merger. Share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in ARRAY’s and the Company’s respective businesses, operations and prospects, market assessments of the likelihood that the ARRAY Merger will be completed and the timing of the ARRAY Merger and regulatory considerations. Many of these factors are beyond the Company’s control.

Completion of the ARRAY Merger is subject to certain conditions, including approval of our shareholders, ARRAY stockholders and certain governmental and regulatory approvals, and if these conditions are not satisfied or waived, the ARRAY Merger will not be completed.

The completion of the ARRAY Merger is subject to satisfaction or waiver of certain customary closing conditions, including (i) the adoption of the ARRAY Merger Agreement by the Company’s shareholders and the approval of the issuance of ARRAY common stock in connection with the ARRAY Merger by ARRAY stockholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the absence of any law or order issued by a governmental entity of competent jurisdiction prohibiting, restraining or making illegal the consummation of the ARRAY Merger, (iv) the effectiveness of the Registration Statement on Form S-4 to be filed by ARRAY pursuant to which the shares of ARRAY common stock to be issued in connection with the ARRAY Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness, and (v) approval for listing on Nasdaq of the shares of ARRAY common stock to be issued in connection with the ARRAY Merger. The obligation of each party to consummate the ARRAY Merger is also conditioned upon (i) the other party having performed in all material respects its obligations under the ARRAY Merger Agreement, (ii) the other party’s representations and warranties in the ARRAY Merger Agreement being true and correct (subject to certain materiality qualifiers) and (iii) the other party having not experienced a material adverse effect. There can be no assurance that the conditions to the closing of the ARRAY Merger will be satisfied or waived or that the ARRAY Merger will be completed.

Failure to complete the ARRAY Merger could negatively impact the share price and the future business and financial results of the Company.

The ARRAY Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the ARRAY Merger is not completed for any reason, including as a result of any condition not being satisfied or waived prior to the outside date specified in the ARRAY Merger Agreement, the ongoing business of the Company may be adversely affected, and without realizing any of the benefits of having completed the ARRAY Merger, the Company would be subject to a number of risks, including the following:

•the Company may experience negative reactions from the financial markets, including negative impacts on its stock price;
•the Company may experience negative reactions from its customers, regulators and employees;
•the Company will be required to pay certain costs relating to the ARRAY Merger, whether or not the ARRAY Merger is completed;
•the ARRAY Merger Agreement places certain restrictions on the conduct of the Company’s business prior to completion of the ARRAY Merger, and such restrictions, the waiver of which are subject to the written consent of ARRAY, and subject to certain exceptions and qualifications, may prevent the Company from taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the ARRAY Merger that the Company would have made, taken or pursued if these restrictions were not in place; and
•matters relating to the ARRAY Merger (including integration planning) will require substantial commitments of time and resources by the Company’s management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company.

The ARRAY Merger Agreement does not allow the Company to solicit competing acquisition proposals and restricts the Company’s ability to engage in discussions regarding such proposals, subject to certain exceptions. In the event of a termination of the ARRAY Merger Agreement under certain circumstances specified in such agreement, including a change in the recommendation of the Company’s Board of Directors or the Company entering into an agreement with respect to a competing acquisition proposal within twelve months following certain terminations, the Company may be required to pay a termination fee of $40.3 million to ARRAY. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with the Company and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to the Company’s shareholders than the ARRAY Merger. ARRAY may be required to pay the Company a termination fee of $22.2 million under certain specified circumstances; however, if the ARRAY Merger Agreement is terminated under circumstances in which no termination fee is payable to the Company, the Company may not receive any compensation for the costs it has incurred or the opportunities it has forgone.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect the Company’s business, financial condition, financial results and/or share price.

The Company will be subject to various uncertainties while the ARRAY Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.

The Company’s efforts to complete the ARRAY Merger could cause substantial disruptions in, and create uncertainty surrounding, its business, which may materially adversely affect its results of operations and its business. Uncertainty as to whether the ARRAY Merger will be completed may affect the Company’s ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the ARRAY Merger is pending because employees may experience uncertainty about their roles following the ARRAY Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the ARRAY Merger and thus is being diverted from our day-to-day operations. Uncertainty as to the Company’s future could materially adversely affect its business and its relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with the Company, or seek to change existing business relationships with the Company. Changes to or termination of existing business relationships could adversely affect the Company’s revenue, earnings and financial condition, as well as the market price of the Company’s Class A common stock. The adverse effects of the pendency of the ARRAY Merger could be exacerbated by any delays in completion of the ARRAY Merger or termination of the ARRAY Merger Agreement.

Potential litigation against the Company could result in substantial costs, prevention or delay of the completion of the ARRAY Merger, and/or a judgment resulting in the payment of damages.

The Company could be subject to litigation related to any failure to complete the ARRAY Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the ARRAY Merger Agreement. If the ARRAY Merger is not completed, these risks may materialize and may adversely affect the Company’s business, financial condition, financial results and/or share price.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Shareholders of the Company may file lawsuits against ARRAY, the Company and/or the directors and officers of either company in connection with the ARRAY Merger, which may result in payment of damages. These lawsuits could prevent or delay the completion of the ARRAY Merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

The Company has incurred and will continue to incur significant transaction and merger-related costs in connection with the ARRAY Merger.

The Company has incurred and expects to continue to incur a number of non-recurring costs associated with the ARRAY Merger. The significant non-recurring costs associated with the ARRAY Merger include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of the Company and filing fees due in connection with filings required under the HSR Act. Some of these costs have already been incurred or may be incurred regardless of whether the ARRAY Merger is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Insider Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

EXHIBIT INDEX
		Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	8-K	1/29/2021	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Shoals Technologies Group, Inc., dated January 28, 2021	10-Q	8/6/2024	3.2
3.3	Second Amended and Restated Bylaws of Shoals Technologies Group, Inc., dated February 20, 2025	10-K	2/25/2025	3.3
10.1	Amendment No. 7 to Credit Agreement, dated as of June 10, 2026, between Shoals Technologies Group, Inc., as Borrower, the guarantors party thereto, Wilmington Trust, National Association, as Collateral Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and the 2026 Incremental Revolving Lenders.	8-K	6/12/2026	10.1
10.2	Amendment No. 8 to Credit Agreement, dated as of August 28, 2026, between Shoals Technologies Group, Inc., as Borrower, the guarantors party thereto, Wilmington Trust, National Association, as Collateral Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto.	8-K	8/31/2026	10.1
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT INDEX
Incorporated by Reference
Number	Description of Document	Form	Filing Date	Exhibit No.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shoals Technologies Group, Inc.

Date:	November 4, 2026	By:	/s/ Brandon Moss
			Name:	Brandon Moss
			Title:	Chief Executive Officer

Date:	November 4, 2026	By:	/s/ Dominic Bardos
			Name:	Dominic Bardos
			Title:	Chief Financial Officer